Form 10-Q
period 1995-09-30
SOUTHSIDE BANCSHARES CORP
filed 1995-11-14
CIK 703970

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       SEPTEMBER 30, 1995
                               ----------------------------------------------

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________________ to _________________

Commission file number 0-10849
                       -------

                          SOUTHSIDE BANCSHARES CORP.
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           MISSOURI                                     43-1262037
---------------------------------           ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


  3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                  63116
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   (314) 776-7000
                                                   -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------


     At November 14, 1995, the number of shares outstanding of the registrant's
        -----------------
common stock was 285,032.
                 --------

                          SOUTHSIDE BANCSHARES CORP.

                                     INDEX

                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

          Item 1.    Condensed Consolidated Financial Statements:

                     Condensed Consolidated Balance Sheets at
                       September 30, 1995 and December 31, 1994               3

                     Condensed Consolidated Statements of Income for
                       the nine months and three months ended
                       September 30, 1995 and September 30, 1994              4

                     Condensed Consolidated Statements of Cash Flows for
                       the nine months ended September 30, 1995 and
                       September 30, 1994                                     5

                     Notes to Condensed Consolidated Financial Statements     6

          Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          7

Part II. OTHER INFORMATION

          Item 1.    Legal Proceedings                                       21

          Item 6.    Exhibits and Reports on Form 8-K                        21

                     Signatures                                              22

Part I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                                            SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                             September 30, 1995 and December 31, 1994
                                             (dollars in thousands except share data)
                                                            (unaudited)

                                                                                          September 30,       December 31,
                   ASSETS                                                                     1995               1994
                                                                                          -------------       ------------
Cash and due from banks                                                                        $ 15,550           $ 18,681
Due from banks - interest-bearing                                                                    17                347
Federal funds sold                                                                               15,900              9,600
Investments in debt securities:
  Available-for-sale, at market value                                                            48,729             51,137
  Held-to-maturity, at amortized cost
    (approximate market value of $109,897
    in 1995, and $120,822 in 1994)                                                              109,786            122,098
                                                                                               --------           --------
      Total investments in debt securities                                                      158,515            173,235
                                                                                               --------           --------
Loans, net of unearned discount                                                                 299,366            301,397
  Less allowance for possible loan losses                                                        (5,471)            (7,144)
      Loans, net                                                                               --------           --------
                                                                                                293,895            294,253
                                                                                               --------           --------
Bank premises and equipment                                                                      10,030              9,516
Other assets                                                                                      8,868             11,486
                                                                                               --------           --------
      TOTAL ASSETS                                                                             $502,775           $517,118
                                                                                               ========           ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                                                   $ 55,509           $ 71,006
  Interest-bearing demand and savings                                                           179,269            198,346
  Time deposits                                                                                 212,259            198,741
                                                                                               --------           --------
      Total deposits                                                                            447,037            468,093

Short-term borrowings                                                                             2,170              3,378
Debt of employee stock ownership plan                                                             2,987                 --
Subordinated capital notes                                                                           --              4,190
Other liabilities                                                                                 4,609              3,455
                                                                                               --------           --------
      Total liabilities                                                                         456,803            479,116
                                                                                               --------           --------

Commitments and contingent liabilities
Shareholders' equity:
  Cumulative preferred stock, no par value, 1,000,000 shares
    authorized and unissued                                                                          --                 --
  Common stock, $1 par value
    5,000,000 shares authorized,
    285,901 shares issued and outstanding in 1995 and
    259,144 shares issued and outstanding in 1994                                                   286                259
Surplus                                                                                           8,295              4,030
Unearned employee stock ownership plan shares                                                    (2,863)                --
Retained earnings                                                                                40,529             35,890
Net unrealized holding losses on available-for-sale securities                                     (275)            (2,177)
                                                                                               --------           --------
      Total shareholders' equity                                                                 45,972             38,002
                                                                                               --------           --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $502,775           $517,118
                                                                                               ========           ========

See accompanying notes to condensed consolidated financial statements.

                                            SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (dollars in thousands except share data)
                                                     (unaudited)

                                                               NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                                1995       1994           1995       1994
                                                              --------   --------       --------   --------
INTEREST INCOME:
  Interest and fees on loans                                   $19,960    $17,839         $6,769     $6,108
  Interest on investments in debt securities:
      Taxable                                                    6,148      6,287          1,997      2,194
      Exempt from Federal income taxes                             953        903            310        316
  Interest on short-term investments                               548        361            258        143
                                                               -------    -------         ------     ------
           TOTAL INTEREST INCOME                                27,609     25,390          9,334      8,761
                                                               -------    -------         ------     ------
INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits       4,363      3,863          1,425      1,346
  Interest on time deposits                                      8,083      6,517          2,905      2,206
  Interest on short-term borrowings                                151        186             33         67
  Interest on debt of employee stock ownership plan                110          -             55          -
  Interest on subordinated capital notes                           119        303              0        101
                                                               -------    -------         ------     ------
           TOTAL INTEREST EXPENSE                               12,826     10,869          4,418      3,720
                                                               -------    -------         ------     ------
           NET INTEREST INCOME                                  14,783     14,521          4,916      5,041
Provision for possible loan losses                                  55        148             15         45
                                                               -------    -------         ------     ------
           NET INTEREST INCOME AFTER PROVISION
            FOR POSSIBLE LOAN LOSSES                            14,728     14,373          4,901      4,996
                                                               -------    -------         ------     ------
NONINTEREST INCOME:
  Trust department                                                 706        670            239        226
  Service charges on deposit accounts                              903        945            306        310
  Net gains (losses) on sale of other real estate
      owned and other foreclosed property                         (163)       189            (33)      (141)
  Settlement of litigation                                       1,400          -              -          -
  Gain on sale of Bay-Hermann-Berger Bank                          825          -              -          -
  Other                                                            565        342            230        111
                                                               -------    -------         ------     ------
           TOTAL NONINTEREST INCOME                              4,236      2,146            742        506
                                                               -------    -------         ------     ------
NONINTEREST EXPENSES:
  Salaries and employee benefits                                 5,227      5,459          1,735      1,812
  Net occupancy expense of bank premises                           902        695            317        231
  Equipment                                                        639        607            212        249
  Data processing                                                  638        436            340        148
  Federal Deposit Insurance Corporation assessment                 553        922              9        285
  Attorney fees                                                    519        335            103         68
  Other real estate owned                                          102         71             17         28
  Other                                                          3,048      2,811            986        872
                                                               -------    -------         ------     ------
           TOTAL NONINTEREST EXPENSES                           11,628     11,336          3,719      3,693
                                                               -------    -------         ------     ------

           INCOME BEFORE FEDERAL INCOME TAX EXPENSE              7,336      5,183          1,924      1,809
Federal income tax expense                                       1,995      1,393            522        483
                                                               -------    -------         ------     ------
           NET INCOME                                          $ 5,341    $ 3,790         $1,402     $1,326
                                                               =======    =======         ======     ======
 SHARE DATA:
           Earnings per common share                            $20.25     $14.63          $5.24      $5.12
                                                               =======    =======         ======     ======
           Dividends paid per common share                       $2.65      $1.15          $1.00      $0.55
                                                               =======    =======         ======     ======
           Average common shares outstanding                   263,753    259,144        267,486    259,144
                                                               =======    =======        =======    =======

See accompanying notes to condensed consolidated financial statements.

                                            SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                      (dollars in thousands)
                                                            (unaudited)

                                                                                      1995                1994
                                                                                    --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  5,341            $  3,790
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                    1,248               1,489
      Provision for possible loan losses                                                  55                 148
      Gain on sale of Bay-Hermann-Berger Bank                                           (825)                  -
      Other operating activities, net                                                    557               1,667
                                                                                    --------            --------
        Total adjustments                                                              1,035               3,304
                                                                                    --------            --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                      6,376               7,094
                                                                                    --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) decrease in Federal funds sold                                   (6,300)             11,100
      Proceeds from maturities of and principal payments on
        debt securities                                                               21,007              38,426
      Purchases of debt securities                                                   (14,899)            (54,628)
      Net (increase) decrease in loans                                               (12,033)             14,096
      Recoveries of loans previously charged off                                         600                 814
      Proceeds from the sale of Bay-Hermann-Berger Bank                                3,145                   -
      Proceeds from sales of other real estate owned and other
        foreclosed property                                                            1,377               2,247
      Purchases of bank premises and equipment                                        (1,334)               (611)
                                                                                    --------            --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (8,437)             11,444
                                                                                    --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand and savings deposits                                    (23,981)            (18,349)
      Net increase (decrease) in time deposits                                        24,602              (5,849)
      Net increase (decrease) in short-term borrowings                                (1,408)                935
      Repayment of subordinated capital notes                                         (4,190)                  -
      Cash dividends paid                                                               (702)               (298)
      Proceeds from the issuance of common stock                                       4,279                   -
                                                                                    --------            --------
        NET CASH USED IN FINANCING ACTIVITIES                                         (1,400)            (23,561)
                                                                                    --------            --------
        NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (3,461)             (5,023)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          19,028              25,222
                                                                                    --------            --------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                           $ 15,567            $ 20,199
                                                                                    ========            ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                             $ 12,251            $ 10,653
    Income taxes                                                                       1,420                 900
                                                                                    ========            ========

  Noncash transactions:
    Transfers to other real estate owned in settlement of loans                     $    735            $    583
    Loans made to facilitate the sale of other real estate owned                         380                  43
                                                                                    ========            ========

See accompanying notes to condensed consolidated financial statements.

                          SOUTHSIDE BANCSHARES CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1994. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2.  LITIGATION

     On February 27, 1995, the Company settled a lawsuit in which the Company's subsidiary, South Side National Bank in St. Louis (South Side), was the plaintiff. Under the terms of the settlement agreement executed by the parties, South Side received a cash payment of $1,400,000, which was offset by remaining legal expenses of approximately $300,000. The litigation arose from a $1,500,000 payment made by the Company in 1992 (and charged to earnings in 1991). The settlement amount is included in the condensed consolidated statements of income as "Settlement of litigation" in noninterest income. The related legal fees have been included in noninterest expense as part of "Attorney fees".

3.  SALE OF BAY-HERMANN-BERGER BANK

     On March 17, 1995, the Company sold its wholly owned subsidiary, Bay-Hermann-Berger Bank (the Bank), in an all cash transaction with an unaffiliated institution. The purchasing institution paid approximately $3,145,000 for all of the Bank's common stock, which resulted in a pretax gain to the Company of $825,000. This gain is disclosed in the condensed consolidated statements of income as a separate component of noninterest income. Bay-Hermann-Berger Bank was the smallest of the Company's five subsidiary banks, and with total assets of $24,157,000 as of December 31, 1994, represented only 4.67% of total consolidated assets as of that date. Accordingly, the sale of the Bank did not represent the disposition of a significant segment of the Company's business, as defined in paragraph 13 of Accounting Principles Board Opinion No. 30.

4.  SUBORDINATED CAPITAL NOTES

     On April 17, 1995, the Company retired, prior to scheduled maturity, $4,190,000 of 9.65% subordinated capital notes with a stated maturity of October 23, 1995 (Notes), which represented all of the outstanding Notes. In accordance with the provisions of the Notes, the funds necessary to liquidate the securities were provided through the issuance of capital securities in a private placement of the Company's common stock. A total of 26,356 shares of the Company's $1 par value common stock were issued at $160.00 per share.

5.  EMPLOYEE STOCK OWNERSHIP PLAN

     In April 1995, the Company leveraged its employee stock ownership plan
(ESOP) that covers substantially all full-time employees. The ESOP purchased 18,667 shares of the Company's common stock with the proceeds of a $2,987,000 borrowing from an unaffiliated financial institution. The Company guarantees the loan and is required to make annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. The Company accounts for its ESOP in accordance with Statement of Position 93-6, and accordingly, the debt of the ESOP is recorded as debt and the shares not yet allocated to participants are reported as unearned ESOP shares in the condensed consolidated balance sheet.

6.  ADOPTION OF NEW ACCOUNTING STANDARDS

     Effective January 1, 1995, the Company adopted the provisions of Statements of Financial Accounting Standards No. 114 and 118. SFAS 114 defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in a troubled-debt restructuring (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, SFAS 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The Company has elected to continue to use its existing nonaccrual methods for recognizing interest income on an impaired loan. The adoption of these statements had no impact on the Company's financial position or results of operations.


ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the nine months ended September 30, 1995 and 1994.

     The Company's net income is derived primarily from the net interest income of its subsidiary banks. Net interest income is the difference (or spread) between the interest income the subsidiary banks receive from their loan and investment portfolios and their cost of funds, consisting primarily of the interest paid on deposits and borrowings. The rates paid on deposits, and the yields earned on loans and investments, significantly affect the subsidiary banks' net interest income. Net income is also affected by the levels of provisions for possible loan losses, noninterest income, and noninterest expense.

                              FINANCIAL HIGHLIGHTS
                     COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)

                                                        NINE MONTHS ENDED    Twelve Months Ended   Nine Months Ended
                                                        SEPTEMBER 30, 1995    December 31, 1994    September 30, 1994
                                                        ------------------   -------------------   ------------------
EARNINGS
   Total interest income                                      $ 27,609            $ 34,383              $ 25,390
   Total interest expense                                       12,826              14,753                10,869
                                                              --------            --------              --------
   Net interest income                                          14,783              19,630                14,521
   Provision for possible loan losses                               55                 193                   148
                                                              --------            --------              --------
   Net interest income after provision for possible
    loan losses                                               $ 14,728            $ 19,437              $ 14,373
                                                              ========            ========              ========
   Net income                                                 $  5,341            $  5,014              $  3,790
                                                              ========            ========              ========

SHARE DATA
   Net income                                                 $  20.25            $  19.35              $  14.63
   Dividends paid                                                 2.65                1.80                  1.15
   Book value                                                   171.53              146.64                145.36
   Tangible book value                                          169.99              144.34                142.96
   Shares outstanding                                          285,901             259,144               259,144

FINANCIAL POSITION
   Total assets                                               $502,775            $517,118              $510,161
   Total deposits                                              447,037             468,093               460,110
   Total loans, net of unearned discount                       299,366             301,397               292,702
   Allowance for possible loan losses                            5,471               7,144                 7,863
   Short-term borrowings                                         2,170               3,378                 4,493
   Debt of employee stock ownership plan                         2,987                  -                    120
   Subordinated capital notes                                       -                4,190                 4,190
   Total shareholders' equity                                   45,972              38,002                37,668

                                SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                                       NINE MONTHS ENDED      Twelve Months Ended      Nine Months Ended
                                                    SEPTEMBER 30, 1995/(1)/    December 31, 1994    September 30, 1994/(1)/
                                                    -----------------------   -------------------   -----------------------
   Loans to deposits                                         66.97%                 64.39%                  63.62%
   Allowance for possible loan losses to total
      loans                                                   1.83                   2.37                    2.69
   Return on average assets                                   1.42 (2)               0.97                    0.98
   Return on average shareholders' equity                    16.74 (2)              13.48                   13.70
   Net interest margin on average interest-
    earning assets                                            4.40                   4.27                    4.23
   Average shareholders' equity to average total
     assets                                                   8.49                   7.19                    7.13
   Tier I leverage capital to adjusted total
    consolidated assets less intangibles                      9.14                   7.68                    7.52
   Tier I capital to risk-weighted assets                    14.93                  12.73                   12.71
   Total capital to risk-weighted assets                     16.19                  15.33                   15.36


(1) Statistical information is annualized where applicable.

(2) Annualized information includes the gain on sale of Bay-Hermann-Berger Bank and the net litigation settlement. Excluding the after-tax effect of these two nonrecurring items, the return on average assets and shareholders' equity would have been 1.05% and 12.45%, respectively.

                               FINANCIAL POSITION

     Total consolidated assets of the Company decreased to $502,775,000 at September 30, 1995 compared to $517,118,000 at December 31, 1994. The decrease was due to the sale of Bay-Hermann-Berger Bank on March 17, 1995, which had total assets of $24,157,000 as of December 31, 1994. A detailed discussion of this transaction is included in Note 3 of the Notes to Condensed Consolidated Financial Statements on page 6. Excluding the effects of the sale, total assets of the Company increased by $9,814,000.

LOAN PORTFOLIO

     The Company's loan portfolio consists of business loans to small and medium size companies, commercial and residential real estate loans, and consumer loans. Traditionally, the majority of the loan portfolio has focused on real estate as an integral component of a credit's underlying source of repayment. The following table is a breakdown of the Company's loan portfolio as of the end of the periods indicated.

                    SUMMARY OF LOAN PORTFOLIO COMPONENTS

                                                                      (in thousands)
                                                SEPTEMBER 30, 1995   December 31, 1994   September 30, 1994
                                                ------------------   -----------------   ------------------
      Commercial, financial and agricultural         $ 59,603            $ 69,219             $ 64,583
      Real estate-commercial                           85,402              82,807               79,446
      Real estate-construction                         10,043              11,019                9,773
      Real estate-residential                         107,039             108,134              107,234
      Consumer                                         18,694              18,334               18,814
      Industrial revenue bonds                          7,783               9,311                9,078
      Other                                            10,802               2,573                3,823
                                                     --------            --------             --------
                                                     $299,366            $301,397             $292,751
                                                     ========            ========             ========

     The Company's loan portfolio totaled $299,366,000 at September 30, 1995, which was down $2,031,000 from December 31, 1994 . Included in the sale of Bay-Hermann-Berger Bank were approximately $12,064,000 in loans. Accordingly, the four remaining subsidiary banks of the Company experienced a $10,033,000 increase in their respective loan portfolios during the first nine months of 1995, as a result of an increased emphasis being placed on attracting new loan business. The decrease in Commercial, financial and agricultural loans was due, in part, to the aforementioned sale of Bay-Hermann-Berger Bank, as well as several large payoffs on commercial loans; however, these payoffs were replaced with new loan originations in the Other loan category.

                 SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                (dollars in thousands)
                                             NINE MONTHS ENDED   Twelve Months Ended   Nine Months Ended
                                            SEPTEMBER 30, 1995   December 31, 1994     September 30, 1994
                                            ------------------   -------------------   ------------------
BALANCE AT BEGINNING OF PERIOD                   $ 7,144               $ 8,334              $ 8,334
Provision charged to expense                          55                   193                  148
Loans charged off                                 (2,001)               (2,318)              (1,433)
Recoveries                                           600                   935                  814
Adjustment due to sale of Bay-Hermann-
 Berger Bank                                        (327)                   -                    -
                                                 -------               -------              -------
BALANCE AT END OF PERIOD                         $ 5,471               $ 7,144              $ 7,863
                                                 =======               =======              =======

RATIOS:
   Allowance for possible loan losses as
    % of total loans                                1.83%                 2.37%                2.69%
   Allowance for possible loan losses as
    % of nonperforming loans                      249.48                136.13               155.98
  Allowance for possible loan losses as
   multiple of net charge-offs (1)                   3.9x                  5.2x                 0.2x


(1) Statistical information is annualized where applicable.

     The balance of the allowance for possible loan losses declined by $1,673,000 during the first nine months of 1995. Part of the decline, $327,000, can be attributed to the sale of Bay-Hermann-Berger Bank. The remainder of the decrease is the result of $1,401,000 in net charge-offs, offset by $55,000 in provisions for possible loan losses. In addition, the Company's internal analysis of the adequacy of the allowance for possible loan losses indicates that the level of the allowance for possible loan losses is adequate to cover actual and potential losses in the loan portfolio under current conditions. The ratio of the allowance for possible loan losses as a percentage of total loans declined to 1.83% at September 30, 1995, compared to 2.37% at December 31, 1994, as a result of the charge-offs taken during 1995. Due to improvements in loan quality, no additional provisions were considered necessary by management.

                              NONPERFORMING ASSETS

                                                                             (dollars in thousands)
                                                           SEPTEMBER 30, 1995   December 31, 1994   September 30, 1994
                                                           ------------------   -----------------   ------------------
     Nonaccrual loans                                            $1,446              $2,829               $3,210
     Loans past due 90 days and still accruing interest             747               2,419                1,756
     Restructured loans                                               -                   -                   75
                                                                 ------              ------               ------
            TOTAL NONPERFORMING LOANS                             2,193               5,248                5,041
     Other real estate owned                                      1,044               1,833                2,100
                                                                 ------              ------               ------
            TOTAL NONPERFORMING ASSETS                           $3,237              $7,081               $7,141
                                                                 ======              ======               ======

     RATIOS:
        Total nonperforming loans as % of total loans              0.73%               1.74%                1.72%
        Nonperforming assets as % of total loans and
          other real estate owned                                  1.08                2.34                 2.42
        Nonperforming assets as % of total assets                  0.64                1.37                 1.40


     Nonperforming assets totaled $3,237,000 or 0.64% of total assets at September 30, 1995 compared to $7,081,000 or 1.37% and $7,141,000 or 1.40% at
December 31, 1994 and September 30, 1994, respectively. The decrease in nonperforming assets since December 31, 1994 has been approximately 54% and over the past twelve months has totaled approximately 55%.

     Other real estate owned was $1,044,000 at September 30, 1995 compared to $1,833,000 and $2,100,000 at December 31, 1994 and September 30, 1994,
respectively. These properties are recorded at the lower of cost or their estimated net realizable value, which means the properties are recorded on the balance sheet of the Company at an amount no greater than the amount of the net proceeds expected to be received upon the sale of the property.

      Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits, about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of September 30, 1995, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on page 9.

INVESTMENTS IN DEBT SECURITIES

     Investments in debt securities have decreased approximately $14,720,000 since December 31, 1994. Of the decline, $10,929,000 can be attributed to the sale of Bay-Hermann-Berger Bank. The remaining $3,791,000 decline is the result of increasing loan demand at the Company's remaining four subsidiary banks.

     The portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution. Management believes this diversity, as well as their conservative philosophy towards risk management, has resulted in a solid investment portfolio.

     The following table summarizes the amortized cost and estimated market value of the Company's available-for-sale and held-to-maturity debt securities at September 30, 1995.

                                                                   (in thousands)
                                                     AVAILABLE-FOR-SALE       HELD-TO-MATURITY
                                                    ---------------------   ---------------------
                                                                Estimated               Estimated
                                                    Amortized    Market     Amortized    Market
                                                      Cost        Value       Cost        Value
                                                    ---------   ---------   ---------   ---------
U.S. Treasury securities and obligations
  of U.S. Government agencies and corporations       $ 6,553     $ 6,573    $ 82,857    $ 81,869
Obligations of states and political subdivisions         530         544      21,624      22,593
Other debt securities                                  1,261       1,263       1,076       1,111
                                                     -------     -------    --------    --------
                                                       8,344       8,380     105,557     105,573
Mortgage-backed securities                            40,801      40,349       4,229       4,324
                                                     -------     -------    --------    --------
                                                     $49,145     $48,729    $109,786    $109,897
                                                     =======     =======    ========    ========

     As evidenced by the above table, the held-to-maturity portfolio contains an unrealized loss at the present time, although the unrealized loss within the portfolio has decreased significantly from year-end 1994. This unrealized loss reflects the dramatic rise in interest rates during 1994 which caused a majority of the financial instruments purchased in recent years to reflect an unrealized loss. With interest rates declining during the first nine months of 1995, most of these losses have been reduced or reversed completely. The Company's investment portfolio is staggered as to maturity, to allow for the continual purchase of new securities as others mature. This investment philosophy allows the Company to mitigate, to a certain degree, the effects of large movements in interest rates. In addition, these losses will only be realized if the securities are disposed of prior to their contractual maturity date.

     The following table summarizes the quality rating of debt securities at September 30, 1995.

                                    (dollars in thousands)
               MOODY'S RATING          CARRYING VALUE          PERCENT OF TOTAL
               --------------          --------------          ----------------
               Aaa                        $146,763                    91%
               Aa                            2,500                     2
               A                             4,262                     3
               Not rated /(1)/               4,990                     4
                                          --------                   ---
                                          $158,515                   100%
                                          ========                   ===

(1) Generally, these are securities issued by local municipalities of the Company's subsidiary banks.

DEPOSITS

     Total deposits declined $21,056,000 from December 31, 1994 to September 30, 1995; however, excluding the $21,677,000 in deposits of Bay-Hermann-Berger Bank, deposits actually increased $621,000 during the first nine months of 1995. The decrease in demand and savings deposits was more than offset by an increase in time deposits $100,000 and over, although it is still management's philosophy to rely on "core" deposits rather than "volatile" liabilities as its primary funding source. This is evidenced by the fact that time deposits $100,000 and over comprise only 7.6% of the Company's total deposits.

The following table presents deposits by category as of the end of the periods indicated.

                                                            (in thousands)
                                      SEPTEMBER 30, 1995   December 31, 1994   September 30, 1994
                                      ------------------   -----------------   ------------------
Noninterest-bearing demand deposits        $ 55,509            $ 71,006             $ 66,520
Interest-bearing demand deposits            116,693             128,493              125,479
Savings deposits                             62,576              69,853               72,363
Time deposits under $100,000                178,321             179,003              179,465
                                           --------            --------             --------
Total core deposits                         413,099             448,355              443,827
Time deposits $100,000 and over/(1)/         33,938              19,738               16,283
                                           --------            --------             --------
Total deposits                             $447,037            $468,093             $460,110
                                           ========            ========             ========

(1) Deposits which are generally deemed highly interest rate sensitive.

SHORT-TERM BORROWINGS

     Short-term borrowings consist of Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury tax and loan note account, and other short-term borrowings. The following is a summary of short-term borrowings as of the end of the periods indicated.

                                                                        (in thousands)
                                                  SEPTEMBER 30, 1995   December 31, 1994   September 30, 1994
                                                  ------------------   -----------------   ------------------
Federal funds purchased                                 $   -               $  200               $    -
Securities sold under agreements to repurchase             386                 362                 1,731
U.S. Treasury tax and loan note account                  1,784                 555                   500
Other short-term borrowings                                 -                2,261                 2,262
                                                        ------              ------                ------
                                                        $2,170              $3,378                $4,493
                                                        ======              ======                ======

     The decrease in other short-term borrowings was due to the Company paying off its outstanding debt with an unaffiliated financial institution from the proceeds of the sale of Bay-Hermann-Berger Bank. The decrease was partially offset by an increase in securities sold under agreements to repurchase and the
U. S. Treasury tax and loan note account.

ASSET/LIABILITY MANAGEMENT

     The table on the following page is an analysis of the Company's interest rate-sensitive assets and liabilities as of September 30, 1995. Because such an analysis does not capture all of the factors which determine interest rate risk, the Company also utilizes a simulation model to measure its exposure to changes in interest rates. Under different rate and growth assumptions, these projections enable the Company to adjust its strategies to protect the net interest margin against significant rate fluctuations. Uniform sensitivity reports and guidelines are used by all subsidiary banks of the Company. Based on the Company's historical analysis, interest-bearing demand and savings deposits have proven to be very stable core deposits even with significant interest rate fluctuations. Accordingly, management believes these deposits are not 100% rate-sensitive within the period of three months or less. As a result, these deposits have been allocated between four repricing categories as follows: three months or less - 35%, over three months through 12 months - 20%, over one year through five years - 25%, and over five years - 20%.

     As reflected on the Repricing and Interest Rate Sensitivity Analysis on the following page, the Company has a reasonably well-balanced, interest rate sensitivity position. The Company's current one-year cumulative gap is 0.96x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                             (dollars in thousands)

                               SEPTEMBER 30, 1995


                                                              Over             Over
                                                            3 months          1 year
                                             3 months        through          through          Over
                                              or less       12 months         5 years        5 years            Total
                                             --------       ---------        --------       ---------           -----
Interest-earning assets:
  Due from banks - interest-bearing          $     17        $  -        $      -           $   -            $     17
  Federal funds sold                           15,900           -               -               -              15,900
  Investments available-for-sale                7,640           5,698          30,772           4,619          48,729
  Investments held-to-maturity                  5,378          13,644          67,402          23,362         109,786
  Loans, net of unearned discount /(1)/        79,820          89,916         114,261          15,369         299,366
                                             --------        --------        --------        --------        --------
     Total interest-earning assets            108,755         109,258         212,435          43,350         473,798
                                             --------        --------        --------        --------        --------
Cumulative interest-earning assets
                                              108,755         218,013         430,448         473,798         473,798
                                             --------        --------        --------         -------        --------
Interest-bearing liabilities:
  Interest-bearing demand deposits
  Savings deposits                             40,843          23,339          29,173          23,339         116,693
  Time deposits under $100,000                 21,902          12,515          15,644          12,515          62,576
  Time deposits $100,000 and over              28,646          66,345          83,330           -             178,321
  Short-term borrowings                        17,315          11,857           4,766           -              33,938
  Debt of employee stock ownership plan         2,170           -               -               -               2,170
                                                -               2,987           -               -               2,987
     Total interest-bearing liabilities      --------        --------        --------         -------         -------
                                              110,876         117,043         132,912          35,854         396,685
                                             --------        --------        --------         -------         -------
Cumulative interest-bearing liabilities       110,876         227,919         360,831         396,685         396,685
                                             --------        --------        --------         -------         -------
Gap analysis:
 Interest sensitivity gap                    $ (2,121)      $  (7,785)       $ 79,523        $  7,496         $ 77,113
                                             ========        ========        ========        ========         ========
 Cumulative interest
   sensitivity gap                           $ (2,121)      $  (9,906)       $ 69,617        $ 77,113         $ 77,113
                                             =========       ========        ========        ========         ========
Cumulative gap ratio of interest-
  earning assets to interest-bearing
  liabilities                                    0.98x           0.96x           1.19x           1.19x            1.19x
                                                 =====           =====           =====           ====             ====

\\(1) Nonaccrual loans are reported in the "Over 1 year through 5 years" column.\\

CAPITAL RESOURCES

     The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines at September 30, 1995, December 31, 1994, and September 30, 1994 were 16.19%, 15.33%, and 15.36%, respectively, which included Tier I capital ratios of 14.93%, 12.73%, and 12.71%, respectively. These ratios compare favorably to the minimum risk-weighted capital requirements.

     In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill excluding unrealized holding gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 9.14%, 7.68%, and 7.52% at September 30, 1995, December 31, 1994, and September 30, 1994, respectively.

     All of the subsidiary banks of the Company have exceeded the various regulatory capital requirements at September 30, 1995. The following is a summary of the Company's and its subsidiary banks' Tier I leverage capital ratios at the respective dates shown below:

                                                 SEPTEMBER 30, 1995   December 31, 1994   September 30, 1994
                                                 -------------------  ------------------  -------------------
        Southside Bancshares Corp.                       9.14%               7.68%                7.36%
        South Side National Bank in St. Louis            9.17                8.16                 7.91
        State Bank of DeSoto                             9.73                8.25                 9.34
        Bank of Ste. Genevieve                           9.60                8.71                 8.74
        Bank of St. Charles County                       9.38                9.87                10.07

     Management reviews the various capital measures monthly and takes appropriate action to ensure that they are within internal and external guidelines as established by law. Management believes that the Company's current capital and liquidity positions are adequate to support its banking operations.

SUPERVISION AND REGULATION

     The Company and its subsidiary bank, South Side National Bank in St. Louis, had been subject to certain restrictive operating agreements with regulatory authorities. These agreements had placed restrictions on the Company and South Side National Bank regarding payment of dividends, as well as requiring the maintenance of certain capital levels, the strengthening of management, and improvements in loan administration, loan review, and trust functions. In February 1995, the Federal Reserve Bank of St. Louis terminated the Memorandum of Understanding, which it issued to the Company in July 1992. In February 1995, the Office of the Comptroller of the Currency (OCC) also terminated the July 1991 Agreement, which it had entered into with the Company's national banking subsidiary, South Side National Bank. In March 1994, the OCC terminated the April 1992 Agreement, which it had entered into with South Side National Bank. The Company and all its subsidiary banks are now free of all formal agreements with their regulators.

                                 RESULTS OF OPERATIONS
EARNINGS SUMMARY

     Net income was $5,341,000 for the nine months ended September 30, 1995 compared to $3,790,000 for the nine months ended September 30, 1994. This represents a $1,551,000 or 41% increase. The increase was the result of two primary factors, the gain on the sale of Bay-Hermann-Berger Bank (described in Note 3) and the litigation settlement received by South Side National Bank (described in Note 2.) The gain on the sale of Bay-Hermann-Berger Bank was $825,000 and the related taxes were approximately $185,000, which results in a net after-tax gain of $640,000. The litigation settlement was $1,400,000, from which attorney fees were paid of approximately $300,000. After factoring in the estimated taxes due, the after-tax net gain was approximately $730,000. Excluding these two nonrecurring items, net income for the first nine months of 1995 would have been $3,971,000, which is $181,000 or 5% over the first nine months from the previous year. This increase was partially due to an increase in the net interest margin.

     Earnings per common share increased to $20.25 from $14.63 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994; however the 1995 amount was also affected by the aforementioned nonrecurring items.

NET INTEREST INCOME

     As reflected in the selected statistical information table on the following page, net interest income on a tax-equivalent basis increased by $299,000 in the first nine months of 1995 when compared to the first nine months of 1994, which was the result of an increase in the net interest margin from 4.23% to 4.40%. This increase was partially offset by a decline in the level of average interest-earning assets as a result of the sale of Bay-Hermann-Berger Bank.

                       SELECTED STATISTICAL INFORMATION

The following is selected statistical information for Southside Bancshares Corp. and subsidiaries.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

    Condensed Consolidated Average Balance Sheet and Average Interest Rates
                            (dollars in thousands)

                                                  Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                1995                             1994
------------------------------------------------------------------------------------------------------------------------------------

                                                                                          AVERAGE                          Average
                                                                               INTEREST    RATES                Interest   Rates
                                                                     AVERAGE   INCOME\    EARNED\     Average   Income\    Earned\
                                                                     BALANCE   EXPENSE    PAID(3)     Balance   Expense    Paid(3)
                                                                     -------   -------     ------     -------   --------   -------
                         ASSETS
Loans, net of unearned discount (1) (2) (3)                         $296,057    $20,202     9.10%    $293,682    $18,070     8.20%
Investments in debt securities:
   Taxable(4)                                                        139,702      6,148     5.87      152,584      6,287     5.49
   Exempt from Federal income tax (3) (4)                             22,167      1,444     8.69       21,154      1,368     8.62
Short-term investments                                                12,546        548     5.82       12,349        361     3.90
      Total interest-earning assets/interest                        --------    -------              --------    -------
        income/overall yield (3)                                     470,472     28,342     8.03      479,769     26,086     7.25
Allowance for possible loan losses                                    (6,344)    ======     ====       (8,310)    ======     ====
Cash and due from banks                                               16,989                           22,449
Other assets                                                          20,218                           23,242
                                                                    --------                         --------
         TOTAL ASSETS                                               $501,335                         $517,150
                                                                    ========                         ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits                        $185,989      4,363     3.13%    $201,153      3,863     2.56%
Time deposits                                                        203,759      8,083     5.29      198,005      6,517     4.39
Short-term borrowings                                                  3,356        151     6.00        3,648        186     6.80
Debt of employee stock ownership plan                                  1,630        110     9.00           -          -        -
Subordinated capital notes                                             1,645        119     9.65        4,190        303     9.65
                                                                    --------     -------             --------     ------
         Total interest-bearing liabilities/interest-
            expense/overall rate                                     396,379     12,826     4.31      406,996     10,869     3.56
Non-interest-bearing demand deposits                                  58,067    -------     ====       70,053     ------     ====
Other liabilities                                                      4,356                            3,216
Shareholders' equity                                                  42,533                           36,885
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  --------                           ------
                                                                    $501,335                          $517,150
NET INTEREST INCOME                                                 ========                          ========
                                                                                $15,516                          $15,217
NET INTEREST MARGIN ON AVERAGE INTEREST-EARNING                                 =======                          =======
 ASSETS                                                                                     4.40%                            4.23%
                                                                                            ====                             ====

(1)    Interest income includes loan origination fees.
(2)    Average balance includes nonaccrual loans.
(3) Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income tax had been taxable at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities subsequent to December 31, 1982.
(4)    Includes investments available-for-sale.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                 DUE TO CHANGES IN VOLUME AND CHANGES IN RATES

     The following table sets forth on a tax-equivalent basis, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in the volume and changes in rates. The change in interest due to both volume and rate has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

           FIRST NINE MONTHS 1995 COMPARED TO FIRST NINE MONTHS 1994
                                 (in thousands)

                                                               Increase (decrease)
                                                                 due to change in
                                                               --------------------
                                                      Net
                                                    Increase    Average    Average
                                                   (Decrease)   Volume      Rate
                                                   ----------  ---------  ---------
Changes in interest income on:
   Loans                                              $2,132      $ 146     $1,986
   Investments in debt securities:
     Taxable                                            (139)      (554)       415
     Nontaxable                                           76         65         11
   Short-term investments                                187          6        181
                                                      ------      -----     ------
       TOTAL INTEREST INCOME                           2,256       (337)     2,593
                                                      ------      -----     ------
Changes in interest expense on:
   Interest-bearing demand and savings deposits
   Time deposits                                         500       (297)       797
   Short-term borrowings                               1,566        194      1,372
   Debt of employee stock ownership plan                 (35)       (14)       (21)
   Subordinated capital notes                            110        110          -
                                                        (184)      (184)         -
       TOTAL INTEREST EXPENSE                         ------      -----     ------
                                                       1,957       (191)     2,148
CHANGE IN NET INTEREST INCOME                         ------      -----     ------
                                                      $  299      $(146)    $  445
                                                      ======      =====     ======

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses remained at a relatively low level during the first nine months of 1995, at $55,000. Because of the increase in the quality of the loan portfolio, the decline in nonperforming loans and the controlled loan growth, management determined it was not necessary to record significant provisions for possible loan losses.

NONINTEREST INCOME

     Noninterest income increased $2,090,000 when comparing the income for the first nine months of 1995 of $4,236,000 to the first nine months of 1994 of $2,146,000. The increase was due to the $825,000 gain on the sale of Bay-Hermann-Berger Bank (described in Note 3) and the $1,400,000 litigation settlement received by South Side National Bank (described in Note 2).
Excluding the effects of these two items, noninterest income declined by $135,000 because of a decrease in net gains on the sale of other real estate owned in 1995, which was partially offset by an increase in other income. Noninterest income on a quarter to quarter basis was up by $236,000 also due to a decrease in net losses on the sale of other real estate owned, and an increase in other income.

NONINTEREST EXPENSE

     This increase can largely be attributed to increases in occupancy, data processing and other expense, which were partially offset by a reduction in personnel expense and a decline in the Federal Deposit Insurance Corporation
(FDIC) assessment. Noninterest expense during the third quarter was relatively consistent on a year to year basis, as the increase in data processing expense was offset by the decrease in the FDIC assessment. The increase in occupancy expense is largely due to the additional cost of hiring a security firm to provide guards at the bank facilities. During the third quarter, three of the Company's four subsidiary banks converted to a new computer system. As a result, data processing expense increased dramatically during that period because of numerous nonrecurring conversion related costs. The reduction in personnel can largely be attributed to the salaries and benefits for Bay-Hermann-Berger Bank, which was sold in March 1995. On September 15, 1995, the FDIC sent refunds to all of the Company's subsidiary banks for a retroactive reduction in the insurance assessment rate from 23 cents to 4 cents per $100 in insured deposits. The reduction's effective date was June 1, 1995, and, as a result, the Company received approximately $250,000 for overpayments made for the past four months. This reduced rate will also lead to a substantial lower FDIC assessment premium on an ongoing basis.

INCOME TAXES

     Federal income tax expense for the first nine months of 1995 was $1,995,000 compared to $1,393,000 in the first nine months of 1994. This increase is consistent with the increase in pretax income. The Company's effective tax rate increased to 27.22% in 1995 from 26.97% in 1994, as a result of the level of tax-exempt income in proportion to the level of pretax income. While pretax income for the first nine months of 1995 is up substantially over the first nine months of 1994, tax exempt income has increased only slightly.


                   COMMON STOCK - MARKET PRICE AND DIVIDENDS

     The table below sets forth the high and low closing trade prices of the Company's common stock for the periods presented. The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System/Small-Cap Market System ("NASDAQ/SCM") under the symbol SBCO. Accordingly, information included below represents the high and low bid prices of the common stock reported on NASDAQ/SCM.

                                                     Book                 Dividends Paid Per
                       High Bid  Low Bid   Close    Value   Market/Book      Common Share
                       --------  -------  -------  -------  -----------      ------------
3rd Quarter - 1995      $178.00  $175.00  $178.00  $171.53       103.77%         $1.00
2nd Quarter - 1995       170.00   170.00   170.00   167.52       100.25           1.00
1st Quarter - 1995       160.00   160.00   160.00   159.59       100.26           0.65

4th Quarter - 1994       160.00   160.00   160.00   146.64       109.11           0.65
3rd Quarter - 1994       165.00   165.00   165.00   145.36       113.51           0.55
2nd Quarter - 1994       165.00   165.00   165.00   142.39       115.88           0.30
1st Quarter - 1994       180.00   180.00   180.00   139.87       128.69           0.30

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the normal course of business, the Company had certain routine lawsuits pending at September 30, 1995. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On September 15, 1995, the Company filed a report on Form 8-K reporting that it had mailed its shareholders a 1995 Interim Report, which described certain financial information for the six months ended June 30, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SOUTHSIDE BANCSHARES CORP.
                                      -----------------------------------



November 14, 1995                     /s/  Thomas M. Teschner
-----------------                     --------------------------------------
                                      Thomas M. Teschner
                                      President
                                      (Principal Executive Officer)



November 14, 1995                     /s/  Joseph W. Pope
-----------------                     --------------------------------------
                                      Joseph W. Pope
                                      Senior Vice President and Chief
                                      Financial Officer (Principal Financial
                                      Officer, Controller, and Principal
                                      Accounting Officer)