Form 10-K
period 1995-12-31
SOUTHSIDE BANCSHARES CORP
filed 1996-04-01
CIK 703970

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (Fee Required)
               For the fiscal year ended December 31, 1995.
                                    OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      (No Fee Required)
          For the transition period from            to

                         Commission File Number 0-10849

                          SOUTHSIDE BANCSHARES CORP.
                          --------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            MISSOURI                                  43-1262037
            --------                                  ----------
      (State or Other Jurisdiction       (I.R.S. Employer Identification No.)
   of Incorporation or Organization)
3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                     63116
- ----------------------------------------                     -----
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:    (314) 776-7000

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
               Title of Each Class              on Which Registered
               -------------------             ---------------------
                      None                             None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 Par Value
                                (Title of Class)
                         -----------------------------
  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short er period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes [X]   No { }

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  At March 25, 1996, the aggregate market value, computed by the average bid and asked prices, of the voting stock held by non-affiliates of the Registrant was approximately $61,267,475.

  At March 25, 1996, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 2,849,650.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (Part I, Part II and Part IV); and

(2) Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 25, 1996 (Part III). PART I
















































                                   PART 1
                                   ------
ITEM 1.  Business
- -----------------
  (a)   General
        -------
  Southside Bancshares Corp. (the "Registrant" or "Southside") was incorporated under the laws of the State of Missouri on January 25, 1982. Southside became a registered bank holding company on January 3, 1983 when South Side National Bank in St. Louis and a wholly-owned subsidiary of the Registrant were merged on that date. The wholly-owned subsidiary of the Registrant now continues banking operations under the name "South Side National Bank in St. Louis." Prior to such merger, the Registrant was not actively involved in any banking operations. Southside's principal office is located at 3606 Gravois Avenue, St. Louis, Missouri 63116.

  Southside, through its subsidiary banks, is primarily engaged in commercial banking and providing trust services. The Registrant and its subsidiaries had, at December 31, 1995, consolidated total assets of approximately $513 million. The following table shows the year of acquisition, total assets, total loans and total deposits at December 31, 1995, of each of Southside's wholly-owned subsidiary banks, all of which are located in Missouri.

                                                           (in thousands)
                               Year of                     --------------
          Bank               Acquisition    Total Assets    Total Loans    Total Deposits
          ----               -----------    ------------   --------------  --------------
South Side National Bank
 in St. Louis                   1983          $329,025       $185,463         $293,416
State Bank of DeSoto            1983           $55,828        $36,302          $50,388
Bank of Ste. Genevieve          1985           $86,982        $52,505          $78,244
The Bank of St. Charles
 County                         1986           $40,798        $29,554          $36,675

  On March 17, 1995, the Registrant sold all of the issued and outstanding stock of its wholly-owned subsidiary, Bay-Hermann-Berger Bank to an unaffiliated financial institution. The Registrant's subsidiary banks, which operated 13 banking offices in Missouri during 1995, are engaged in the general banking business of accepting funds for deposit, making loans, renting safe deposit boxes and performing such other banking services as are usual and customary in banks of similar size and character. All of the subsidiary banks offer real estate, commercial and consumer loans. Customers of all subsidiary banks are offered regular checking, interest-bearing checking, money market, savings, certificates of deposit and IRA accounts. South Side National Bank in St. Louis ("SSNB"), State Bank of DeSoto and The Bank of St. Charles County also provide BankMate and CIRRUS 24-hour automated teller machines. Bank of Ste. Genevieve has a 24-hour banking machine on the Shazam and Plus automated teller networks at its Plaza Bank location. SSNB also provides a 24-hour automated teller machine (ATM) at its Customer-Bank Communications Terminal branch in St. Anthony's Medical Center located at 10010 Kennerly Road, St. Louis County, Missouri 63128.

  Customers of all of the subsidiary banks are also offered the services of the trust department of SSNB. At December 31, 1995, the combined market value of fiduciary and custodial assets under management of the trust department was approximately $287,000,000, which are not included in the consolidated assets of the Registrant as they do not represent assets of the Registrant.

  The responsibility for the management of the subsidiary banks remains with the officers and directors of the respective banks. Southside provides the subsidiary banks with assistance and service in auditing, record keeping, tax planning, trust operations, new business development, lending, regulatory compliance and human resources management.

  Southside has eight officers. Southside utilizes, to the extent necessary, the officers, employees and services of its banking subsidiaries. The total number of full and part-time employees of the Registrant and its wholly-owned subsidiaries was 232 and 33, respectively, on December 31, 1995.

  The information on pages 4 and 5 of the Southside Bancshares Corp. 1995 Annual Report is incorporated herein by reference.

  (b)   Supervision and Regulation
        --------------------------
  Southside is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Registered bank holding companies are required to file an annual report with the Federal Reserve Board and to provide the Federal Reserve Board with such additional information as the Federal Reserve Board may require pursuant to the BHCA.

  The BHCA requires that bank holding companies obtain prior approval from the Federal Reserve Board before (1) acquiring (except in certain limited circumstances) direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into consideration the financial and managerial resources and future prospects of the company or companies and the banks concerned, and the convenience and needs of the community to be served.

  The BHCA also prohibits any bank holding company, or any subsidiary thereof, from acquiring, directly or indirectly, more than 5% of the voting shares of, interest in, or all or substantially all of the assets of any additional bank located outside the state in which the operations of such bank holding company's banking subsidiaries were principally conducted on the date which such company became a bank holding company unless the acquisition of such shares or assets of a state bank by an out-of-state bank holding company is specifically authorized by the statutes of the state in which the bank is located. Missouri law permits banks and bank holding companies in states contiguous to Missouri to acquire banks and bank holding companies located in Missouri, if such states have passed reciprocal interstate banking laws. A bank or bank holding company having its principal operations in Iowa, Illinois, Kentucky, Tennessee, Arkansas, Oklahoma,
Kansas or Nebraska is currently permitted to acquire control of Missouri banks since all of the states listed above have adopted regional or national interstate banking legislation reciprocal with that of Missouri.

  Missouri law provides that a bank holding company may not obtain control of any bank if as a result of the acquisition, the total deposits in such bank together with the total deposits of all banks located in the State of Missouri controlled by the bank holding company would exceed 13% of the total deposits of all depository financial institutions in the state, including banks, thrifts and credit unions. In computing the total deposits in all banks controlled by the bank holding company and the bank which the holding company seeks to acquire, certificates of deposit in the face amount of $100,000 or more, deposits from sources outside the United States and deposits of banks other than banks controlled by the bank holding company are to be deducted.

  The BHCA further prohibits a bank holding company, with certain exceptions, from engaging in and from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in a business other than that of banking, managing and controlling banks, or furnishing services to its affiliated banks. An exception to this prohibition provides that a bank holding company may engage in, and may own shares of companies engaged in, certain businesses which the Federal
Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has adopted regulations specifying areas of activity which it regards as so closely related to banking or the managing of banks as to be permissible for bank holding companies under the law, subject to Board approval in individual cases.
The Registrant is not engaged in any such non-banking activities.

  In October 1994, the Interstate Banking and Branching Efficiency Act of 1994 was enacted. As of October 1995, bank holding companies are permitted to acquire banks in any state subject to state deposit caps and a 10% nationwide deposit cap. In addition, this law provides for full interstate branching by bank merger commencing on June 1, 1997. States may "opt-out" of this branching provision prior to the effective date, and alternatively, states may "opt-in" earlier than June 1, 1997.

  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its other subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the BHCA and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

  The primary subsidiary of the Registrant, South Side National Bank in
St. Louis, is a national bank and, as such, its primary bank regulatory authority is the Office of the Comptroller of the Currency. A national bank is also regulated by the Federal Reserve Board and the Federal Deposit Insurance Corporation. Banks organized under state law which are members of the Federal Reserve System are regulated and examined primarily by the Federal Reserve Board and state banking authorities, while banks organized under state law which are not members of the Federal Reserve System are regulated and examined primarily by the Federal Deposit Insurance Corporation and state banking authorities. The Bank of Ste. Genevieve is a state-chartered bank which is a member of the Federal Reserve System, while State Bank of DeSoto and The Bank of St. Charles County are state-chartered banks which are not members of the Federal Reserve System. Regulation by the federal and state banking authorities is designed to protect depositors rather than shareholders.

  Subsidiary bank dividends are the principal source of revenue to the Registrant although management fees may be charged to cover services rendered to such subsidiary banks. The ability of each subsidiary bank to pay such dividends to Southside is subject to limitations established by various state and federal laws and regulations. Banks organized under either federal or state laws are limited in the amount of dividends they may declare, depending upon the amount of their capital and surplus, and in certain instances must obtain regulatory approval before declaring dividends. Under the National Banking Act, until a national bank's surplus equals or exceeds the amount of its capital, no dividend may be declared unless at least one-tenth of the national bank's net profit earned since declaration of the last dividend has been transferred to surplus. Under federal law, regulatory approval is required for any dividend by a national bank or a state-chartered bank which is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus. Under Missouri law, a state-chartered bank which is not a member of the Federal Reserve System whose surplus account for each dividend period does not equal at least 40% of the amount of its capital stock is required to transfer to its surplus account 10% of its net income for such dividend period. Retained earnings in excess of any such required transfer to surplus are available for dividends. In addition, sound banking practices require the maintenance of adequate levels of capital. Federal regulatory authorities have adopted standards for the maintenance of capital by banks, and adherence to such standards may further limit the ability of banks to pay dividends.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies the following capital standards for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. FDICIA requires a bank that is determined to be undercapitalized to submit a capital restoration plan, and the bank's holding company must guarantee that the bank will meet its capital plan, subject to certain limitations. FDICIA also prohibits banks from making any capital distribution or paying any management fee if the bank would thereafter be undercapitalized.

  FDICIA grants the FDIC authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio defined in FDICIA. FDICIA also required the FDIC to implement a risk-based insurance assessment system pursuant to which the premiums paid by a depository institution are based on the probability that the BIF will incur a loss in respect of such institution. The FDIC has adopted a deposit insurance assessment system that places each insured institution in one of nine risk categories based on the level of its capital, evaluation of its risks by its primary state or federal supervisor, statistical analysis and other information. The FDIC has recently adopted an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF. Under the FDIC amendment, the assessment rates for BIF-insured institutions range from 0.27% of insured deposits for the most financially troubled BIF members to 0% of deposits for most well-capitalized institutions, including over 90% of BIF-insured institutions. The FDIC amendment became effective on January 1, 1996 and will remain in effect at least through June 30, 1996.

  The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations. Any change in applicable laws or regulations may have a material effect on the business and prospects of Southside. The operations of Southside may be affected by legislative changes and by the policies of various regulatory authorities. Southside is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

  The information contained in note 11 of the Notes to Consolidated Financial Statements on page 44 of the Southside Bancshares Corp. 1995 Annual Report is incorporated herein by reference.

  (c)   Competition
        -----------
  The Registrant and its subsidiaries encounter substantial competition in all aspects of their banking activities. New banks may be established in the market areas of the subsidiary banks, and the location of existing banks may be moved on occasion. In addition, competing banks and competing bank holding companies are continuing to establish separate banking facilities or branches which have been permitted under Missouri law since 1972. Any such new or relocated banks and facilities may have a tendency to increase the competition faced by the subsidiary banks. Missouri law permits unlimited, state-wide branching for both national and state-chartered banks, subject to certain criteria.

  As lenders, the subsidiary banks compete not only with other banks but also with savings and loans associations, credit unions, finance companies, insurance companies and other non-banking financial institutions that offer credit. The subsidiary banks also compete for savings and time deposits with other banks, savings and loan associations, credit unions, money market and mutual funds, and issuers of commercial paper, securities and various forms of fixed and variable income investments. The principal competitive factors in the markets for deposits and loans are interest rates paid and interest rates charged, along with related services; accessibility to customers is also a substantial factor.

  (d)   Monetary Policy and Economic Conditions
        ---------------------------------------
  The principal sources of funds to banks and bank holding companies are deposits, stockholders' equity and borrowed funds. Stockholders' equity is represented by common stock, surplus and retained earnings, as well as current net income. Borrowed funds include short-, intermediate- and long-term debt, as well as Federal funds purchased and securities sold under agreements to repurchase. The availability of these various sources of funds and other potential sources, such as preferred stock, convertible securities and commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the monetary policies of the Federal Reserve Board and the relative costs of different types of funds.

  An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United States Government Securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. The foregoing means are used in varying combinations to influence overall growth of bank loans. Investments and deposits may also affect interest rates charged on loans and paid for deposits. The availability and cost of various sources of funds are also affected by fiscal policies of the United States Government.

  The monetary policies of the Federal Reserve Board and the fiscal policies of the United States Government have had a significant effect on operating results of commercial banks in the past and are expected to continue to do so in the future. No prediction can be made as to future changes in interest rates, credit availability, deposit levels, loan demand or the overall performance of banks generally and the subsidiaries of Southside in particular.

  (e)   Statistical Information
        -----------------------
  The following selected statistical information relative to Southside and its subsidiaries should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Southside Bancshares Corp. 1995 Annual Report, incorporated herein by reference.
























                        SELECTED STATISTICAL INFORMATION

I.   Loan Portfolio
     --------------
  A.   Types of Loans
       --------------
  The following table shows the classification of loans by major category at December 31 for the years shown.

                                                     (in thousands)
                                                     --------------
                                  1995        1994        1993        1992        1991
                                  ----        ----        ----        -----       ----
Commercial, financial
 and agricultural               $ 62,214    $ 69,219    $ 73,566    $ 88,026    $103,638
Real estate-commercial            88,321      82,807      86,258      90,860     104,998
Real estate-construction          15,510      11,019       9,540      17,555      17,499
Real estate-residential          102,418     108,134     110,806     132,941     147,316
Consumer                          17,626      18,334      18,849      19,797      26,649
Industrial revenue bonds           7,789       9,311       8,544      10,841      10,707
Other loans                        9,946       2,573         668         839       1,222
                                --------    --------    --------    --------    --------
  TOTAL LOANS                   $303,824    $301,397    $308,231    $360,859    $412,029
                                ========    ========    ========    ========    ========

  B.   Maturities and Sensitivities of Loans to Changes in Interest Rates
       ------------------------------------------------------------------
  The following table shows the remaining maturities of selected loan categories at December 31, 1995.

                                                      (in thousands)
                                                      --------------
                                   One year       Over one up        Over
                                   or less*       to 5 years        5 years        Total
                                   --------       -----------       -------        -----
Commercial, financial
 and agricultural                  $41,219          $19,341          $1,654       $62,214
Real estate-construction            11,377            4,133             -          15,510
Other loans                          4,513            5,433             -           9,946
                                   -------          -------          ------       -------
     TOTAL                         $57,109          $28,907          $1,654       $87,670
                                   =======          =======          ======       =======

* Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due "One year or less."

The following table shows the amount of loans above having maturities over one year which have predetermined interest rates, and the amount which have floating or adjustable interest rates at December 31, 1995 (in thousands).

Loans with predetermined interest rates                     $27,707
Loans with floating or adjustable interest rates              2,854
                                                            -------
                                                            $30,561
                                                            =======

II.   Summary of Loan Loss Experience
      -------------------------------
  The information under the caption Allowance for Possible Loan Losses and Risk Elements on pages 8 through 11 of the Southside Bancshares Corp. 1995 Annual Report is incorporated herein by reference.

  The following table analyzes the loan loss experience of the Registrant for the periods indicated:

                                                      (dollars in thousands)
                                                     Years Ended December 31,
                                                     ------------------------
                                         1995        1994        1993        1992        1991
                                         ----        ----        ----        ----        ----
Average loans outstanding, net of
 unearned discount                     $297,480    $294,749    $330,869    $394,967    $414,853
                                       ========    ========    ========    ========    ========
Allowance at beginning of year         $  7,144    $  8,334    $  9,994       6,646    $  6,229
                                       --------    --------    --------    --------    --------
Loans charged off:
 Commercial, financial and
   agricultural                           1,606         821       3,087       1,976       1,903
 Real estate - construction                 -           -           -           -           -
 Real estate - mortgage                     294       1,302       1,884       1,290         385
 Consumer                                   274         195         528         975         568
                                       --------    --------    --------    --------    --------
 Total loans charged off                  2,174       2,318       5,499       4,241       2,856
                                       --------    --------    --------    --------    --------
Recoveries:
 Commercial, financial and
   agricultural                             661         276         615         278          88
 Real estate - construction                 -           -           -           -           -
 Real estate - mortgage                     186         568         531           6          74
 Consumer                                    75          91          85          63          92
                                       --------    --------    --------    --------    --------
 Total recoveries                           922         935       1,231         347         254
                                       --------    --------    --------    --------    --------
Net loans charged off                     1,252       1,383       4,268       3,894       2,602
                                       --------    --------    --------    --------    --------
Provisions charged to
 operating expense                           70         193       2,608       7,242       3,019
                                       --------    --------    --------    --------    --------
Adjustment due to sale of
  Bay-Hermann-Berger Bank                  (327)        -           -          -            -
                                       --------    --------    --------    --------    --------
Allowance at end of year               $  5,635    $  7,144    $  8,334    $  9,994    $  6,646
                                       ========    ========    ========    ========    ========
Ratio of net charge-offs during
 year to average loans outstanding         0.42%       0.47%       1.29%       0.99%       0.63%
                                       ========    ========    ========    ========    ========

  The following table sets forth at the end of each reported period, a breakdown of the allowance for possible loan losses by major categories of loans and the percentage of loans in each category to total loans at the dates indicated:

                                                        Years Ended December 31,
                                                         (dollars in thousands)
                                                        ------------------------

                      1995               1994              1993              1992              1991
                 -----------------  ----------------  ----------------  ----------------  ----------------
                          Percent           Percent           Percent           Percent           Percent
                          of Loans          of Loans          of Loans          of Loans          of Loans
                          in Each           in Each           in Each           in Each           in Each
                          Category          Category          Category          Category          Category
                 Allow-   To Total  Allow-  To Total  Allow-  To Total  Allow-  To Total  Allow-  To Total
                  ance     Loans     ance    Loans     ance    Loans     ance    Loans     ance    Loans
                 ------   --------  ------  --------  ------  --------  ------  --------  ------  --------
Commercial,
 financial
 and
 agricultural    $3,935    23.0%    $5,094   26.0%    $5,984   26.6%    $6,644   27.4%    $4,896   27.7%

Real estate -
 construction       300     5.1%       300    3.7%       300    3.1%       300    4.9%       300    4.2%

Real estate -
 mortgage         1,000    62.8%     1,500   63.4%     1,500   63.9%     2,000   62.0%     1,000   61.2%

Consumer
 loans to
 individuals        200     5.8%       200    6.1%       500    6.2%     1,000    5.5%       400    6.6%

Other loans
 (Unallocated)      200     3.3%        50    0.8%        50    0.2%        50    0.2%        50    0.3%
                 ------   ------   -------  ------   -------  ------   -------  ------    ------  ------
                 $5,635   100.0%   $ 7,144  100.0%   $ 8,334  100.0%   $ 9,994  100.0%    $6,646  100.0%
                 ======   ======   =======  ======   =======  ======   =======  ======    ======  ======



III.    Investment Portfolio
        --------------------
        The following table summarizes the carrying values and weighted average yields of investments in debt securities by contractual maturity. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. A maturity distribution for mortgage-backed securities has not been prepared due to their accelerated prepayment characteristics.




                                                                    (dollars in thousands)
                                                                      December 31, 1995
                                                                   ------------------------
                                                        Available for Sale            Held to Maturity
                                                       ---------------------       ---------------------
                                                       Carrying      Average       Carrying      Average
                                                        Value        Yield*          Value        Yield*
                                                       --------      -------        --------      -------
U.S. Treasury securities and obligations of U.S.
  government agencies and corporations:
    Within 1 year                                       $2,307        5.05%          $18,275       3.93%
    After 1 but within 5 years                           5,302        6.26            51,550       5.58
    After 5 but within 10 years                              -           -            13,261       5.55
    After 10 years                                           -           -                 -          -
                                                       -------                      --------
        Total                                            7,609        5.92            83,086       5.36
                                                       =======                      ========
Obligations of states and political subdivisions:
    Within 1 year                                           85        5.65             1,389       6.40
    After 1 but within 5 years                             458        7.98             7,494       6.17
    After 5 but within 10 years                              -           -            10,204       5.36
    After 10 years                                          -           -              2,788       5.74
                                                       -------                      --------
        Total                                              543        7.62            21,875       5.77
                                                       =======                      ========
Other debt securities:
    Within 1 year                                            -           -               150       6.54
    After 1 but within 5 years                           1,160        6.85               321       6.06
    After 5 but within 10 years                              -           -                 -          -
    After 10 years                                         102        5.56                 -          -
                                                       -------                      --------
        Total                                            1,262        6.74               471       6.21
                                                       =======                      ========
Total investment securities:
    Within 1 year                                        2,392        5.07            19,814       4.12
    After 1 but within 5 years                           6,920        6.33            59,365       5.66
    After 5 but within 10 years                              -           -            23,465       5.46
    After 10 years                                         102        5.56             2,788       5.74
                                                       -------                      --------
        Total                                            9,414        5.99           105,432       5.33
                                                       =======                      ========
Mortgage-backed securities                              40,738        6.31             4,190       6.49
                                                       -------                      --------
                                                       $50,152        6.23          $109,622       5.48
                                                       =======        ====          ========       ====

* The weighted average yield for each maturity range was calculated using the yield on each security within that range, weighted by the amortized cost of each security at December 31, 1995. The yields for obligations of states and political subdivisions exempt from federal income taxes have been adjusted to a fully tax-equivalent basis at a maximum tax rate of 34% for 1995, adjusted for the disallowance of interest cost to carry nontaxable securities.


ITEM 2.  Properties
- -------------------
  The Registrant owned the following physical properties as of December 31, 1995:

  South Side National Bank in St. Louis, a subsidiary of the Registrant, owns a nine-story banking and office building at 3606 Gravois Avenue in St. Louis, Missouri 63116, and the adjacent drive-up facilities and three parking lots. The Registrant and this subsidiary occupy all nine stories in the building. This subsidiary of the Registrant owns the land and bank building located at its branch facility at 3420 Iowa Street, St. Louis, Missouri 63118. This subsidiary also owns the land and bank building at 9914 Kennerly Road in St. Louis County upon which its South County branch is located. This is a two- story building and the second floor is leased to tenants for an annual rental of approximately $85,000. This subsidiary also owns the land and bank buildings at 10385 West Florissant, Ferguson, Missouri 63136, 8440 Morganford Road, St. Louis County, Missouri 63123 and 10330 Gravois Road, St. Louis, Missouri 63126. This subsidiary leases a branch facility at 4666 Lansdowne, St. Louis, Missouri 63116.

  State Bank of DeSoto owns the land and a two-story building at its main banking office at 224 S. Main Street, DeSoto, Missouri 63020. The State Bank of DeSoto also owns the land and a one-story building housing its facility located at 2000 Rock Road, DeSoto, Missouri 63020.

  Bank of Ste. Genevieve owns the land, a one-story building and an adjacent parking lot at its main banking office at Second and Market Streets, Ste. Genevieve, Missouri 63670 and the land and one-story building at its facility at 710 Parkwood Drive, Ste. Genevieve, Missouri 63670.

  The Bank of St. Charles County owns the land and a two-story building at its banking facility at 6004 Highway 94 South, St. Charles, Missouri 63304. This subsidiary bank occupies one story in the building and leases approximately 5,000 square feet for an annual rental of $17,000. This subsidiary bank owns the land and a one-story building at its facility located at 750 First Capitol Drive, St. Charles, Missouri 63301.

  In the opinion of the Registrant's management, the physical properties of the subsidiary banks are suitable and adequate and are being productively utilized.

ITEM 3.  Legal Proceedings
- --------------------------
  The information contained in note 13 of the Notes to Consolidated Financial Statements on page 45 of the Southside Bancshares Corp. 1995 Annual Report is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
  None.


Executive Officers of the Registrant
- -------------------------------------
  The following is a list of the names and ages of the executive officers of the Registrant and their business history for the past five years:


Name, Age and Position with     Principal Occupations or Employment Since
the Company                     January 1, 1990
- ---------------------------     -------------------------------------------
Thomas M. Teschner (39)         President and Chief Executive Officer,
President and Chief             Southside Bancshares Corp. (Since June 1992);
Executive Officer               President and Chief Executive Officer, South
                                Side National Bank in St. Louis (Since
                                October 1992); Senior Vice President and
                                Senior Loan Officer, South Side National
                                Bank in St. Louis and Southside Bancshares
                                Corp. (September 1986 - June 1992).

Joseph W. Pope (30)             Chief Financial Officer and Senior Vice
Senior Vice President and       President, Southside Bancshares Corp.
Chief Financial Officer         (Since April 1995); Vice President, South
                                Side National Bank in St. Louis (Since
                                November 1992); Certified Public Accountant,
                                KPMG Peat Marwick LLP (August 1987 -
                                November 1992).







































                                  PART II
                                  -------
ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
- ---------------------------------------------------------------------------
  The only class of the Registrant's common equity is common stock, $1.00 par value (the "Common Stock"). The number of shares of Common Stock of the Registrant outstanding at March 25, 1996 was 2,849,650 shares, and the market price for the Common Stock on March 25, 1996 was $19.00 bid; $24.00 asked.

  The information on page 29 of the Southside Bancshares Corp. 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. Selected Financial Data
- -------------------------------
  The information on page 5 of the Southside Bancshares Corp. 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
- ------------------------------------------------------------------------
  The information on pages 6 through 30 of the Southside Bancshares Corp. 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data
- ---------------------------------------------------
  The information on pages 31 through 47 of the Southside Bancshares Corp. 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
- -----------------------------------------------------------------------
  None.

























                                  PART III
                                  --------
ITEM 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------
  The information on pages 6 and 7 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 25, 1996 is incorporated herein by reference. The information on page 15 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 25, 1996, with respect to compliance by the Registrant's officers and directors with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference. The required information regarding Southside's executive officers is contained in PART I in the item captioned "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation
- --------------------------------
  The information on pages 8 through 14 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 25, 1996 is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------
  The information on pages 3 and 4 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 25, 1996, is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------
  The information on page 14 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 25, 1996, is incorporated herein by reference.

                                  PART IV
                                  -------
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------
(a) Documents filed as a part of this Report:
                                                                  Report
                                                               Page Number*
                                                               ------------
    1. Financial Statements:

       Independent Auditors' Report . . . . . . . . . . . . . . .    31

       Consolidated Balance Sheets -
             December 31, 1995 and 1994 . . . . . . . . . . . . .    32

       Consolidated Statements of Income -
             Years Ended December 31, 1995, 1994 and 1993 . . . .    33

       Consolidated Statements of Shareholders' Equity -
             Years Ended December 31, 1995, 1994 and 1993 . . . .    34

       Consolidated Statements of Cash Flows -
             Years Ended December 31, 1995, 1994 and 1993 . . . .    35

       Notes to Consolidated Financial Statements . . . . . . . .    36

    * Page number(s) refer to pages of statements incorporated herein by reference to Southside Bancshares Corp. 1995 Annual Report filed as
       Exhibit 13 hereto.

    2. Financial Statement Schedules:

        All other schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the Consolidated Financial Statements.

    3. Exhibits:*

       3(i)  Restated Articles of Incorporation of the Registrant filed as
             Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 on May 2, 1994, incorporated herein by reference.

       3(ii) Restated Bylaws of the Registrant with amendments through December 28, 1995 filed as Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 on January 31, 1996, incorporated herein by reference.

       4(a) Instruments defining the rights of holders of the common stock, $1 par value, of the Registrant incorporated herein by reference from the Restated Articles of Incorporation of the Registrant filed as Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 on May 2, 1994, and from the Restated Bylaws of the Registrant with amendments through December 28, 1995 filed as
             Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 on January 31, 1996, incorporated herein by reference.

       4(b) Rights Agreement dated as of May 27, 1993 between the Registrant and Boatmen's Trust Company filed as Exhibits 1 and 2 to the Registrant's Registration Statement on Form 8-A on May 27,
             1993, incorporated herein by reference.

       10(a) Purchase and Assumption Agreement, Indemnity Agreement,
             Consent to Assignment, Agreement to Purchase Assets and Assume Liabilities and Guaranty to the Registrant all dated June 28, 1990 whereby South Side National Bank in St. Louis acquired assets and assumed certain deposit liabilities of St. Louis County Savings Association, F.A. from the Resolution Trust Corporation, filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Registrant's Form 8-K dated July 12, 1990, incorporated herein by reference.

       10(b) Employment Agreement Dated April 27, 1995 between the
             Registrant, South Side National Bank in St. Louis and Thomas
             M. Teschner.

       10(c) Southside Bancshares Corp. 1993 Non-Qualified Stock Option
             Plan, filed as Exhibit 10(e) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.

       13 Portions of the Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1995.

       21 Subsidiaries of the Registrant incorporated herein by reference from page 4 of the Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1995 filed as Exhibit 13 to this Report.

        23   Independent Auditors' Consent of KPMG Peat Marwick LLP.

        27   Financial Data Schedule.

        99 Additional Exhibits - the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 25, 1996, specifically excluding information required by Item 402(k) and (l).

 * The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.


(b) Reports filed on Form 8-K:

        The following reports on Form 8-K were filed for the three months ended December 31, 1995:

      On December 6, 1995, the Registrant filed a Current Report on Form 8-K reporting press releases announcing record earnings, a fourth quarter 1995 cash dividend and a 10 for 1 stock split.

      On December 15, 1995, the Registrant filed a Current Report on Form 8-K reporting the third quarter 1995 results.






























                                 SIGNATURES
                                 ----------
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SOUTHSIDE BANCSHARES CORP.

                            By  /s/ Thomas M. Teschner
                                ----------------------
                                Thomas M. Teschner
                                President and Chief Executive Officer
                                (Principal Executive Officer)
   March 28   , 1996
   -----------------
                            By  /s/ Joseph W. Pope
                                ------------------
                                Joseph W. Pope
                                Senior Vice President and Chief Financial
                                Officer (Principal Financial Officer,
                                Controller and Principal Accounting Officer)
   March 28   , 1996
   -----------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
  /s/ Howard F. Etling                    /s/ Thomas M. Teschner
  --------------------                    ----------------------
  Howard F. Etling                        Thomas M. Teschner
  Chairman of the Board                   President, Chief Executive Officer
                                          and Director
Date:    March 28  , 1996                 Date:    March 28  , 1996
         ----------------                          ----------------
  /s/ Richard F. Baalmann                 /s/ Joseph W. Beetz
  -----------------------                 -------------------
  Richard F. Baalmann                     Joseph W. Beetz
  Director                                Director
Date:    March 28  , 1996                 Date:    March 28  , 1996
         ----------------                          ----------------
  /s/ Ralph Crancer, Jr.                  /s/ Douglas P. Helein
  ----------------                        ----------------
  Ralph Crancer, Jr.                      Douglas P. Helein
  Director                                Director
Date:    March 28  , 1996                 Date:    March 28  , 1996
         ----------------                          ----------------
  /s/ Earle J. Kennedy, Jr.               /s/ Daniel J. Queen
  -------------------------               -------------------
  Earle J. Kennedy, Jr.                   Daniel J. Queen
  Director                                Director
Date:    March 28  , 1996                 Date:    March 28  , 1996
         ----------------                          ----------------
  /s/ Norville K. McClain                 /s/ Richard G. Schroeder, Sr.
  -----------------------                 -----------------------------
  Norville K. McClain                     Richard G. Schroeder, Sr.
  Director                                Director
Date:    March 28  , 1996               Date:     March 28  , 1996
         ----------------                         ----------------
                               EXHIBIT INDEX
                               -------------
REGULATION S-K                                                       REPORT
   EXHIBIT                                                            PAGE
     NO.                          DESCRIPTION                          NO.
- --------------                    -----------                        ------

     3(i)     Restated Articles of Incorporation of the Registrant     *
              filed as Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 on May 2, 1994, incorporated herein by reference.

     3(ii)    Restated Bylaws of the Registrant with amendments        *
              through December 28, 1995 filed as Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 on
              January 31, 1996, incorporated herein by reference.

     4(a)     Instruments defining the rights of holders of the        *
              common stock, $1 par value, of the Registrant incorporated herein by reference from the Restated
              Articles of Incorporation of the Registrant filed as
              Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 on May 2, 1994, and from the Restated
              Bylaws of the Registrant with amendments through December 28, 1995 filed as Exhibit 4(b) to the
              Registrant's Registration Statement on Form S-8 on
              January 31, 1996, incorporated herein by reference.

     4(b)     Rights Agreement dated as of May 27, 1993 between        *
              Registrant and Boatmen's Trust Company filed as
              Exhibits 1 and 2 to Registrant's Registration Statement on Form 8-A on May 27, 1993, incorporated herein by reference.

    10(a) Purchase and Assumption Agreement, Indemnity Agreement, * Consent to Assignment, Agreement to Purchase Assets and Assume Liabilities and Guaranty to Registrant all dated June 28, 1990 whereby South Side National Bank in St. Louis acquired assets and assumed certain deposit liabilities of St. Louis County Savings Association,
              F.A. from the Resolution Trust Corporation, filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to Registrant's Form 8-K dated July 12, 1990, incorporated herein by reference.

    10(b)     Employment Agreement Dated April 27, 1995 between
              Registrant, South Side National Bank in St. Louis and Thomas M. Teschner.

    10(c)     Southside Bancshares Corp. 1993 Non-Qualified Stock      *
              Option Plan, filed as Exhibit 10(e) to the Registrant's Report on Form 10-K for the fiscal year ended December
              31, 1994, incorporated herein by reference.

    13 Portions of the Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1995.

    21 Subsidiaries of the Registrant incorporated herein by reference from page 4 of the Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1995 filed as Exhibit 13 to this Report.

    23        Independent Auditors' Consent of KPMG Peat Marwick LLP.

    27        Financial Data Schedule.

    99 Additional Exhibits - the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 25,
              1996, specifically excluding information required by
              Item 402(k) and (l).

  *     Incorporated by reference.