Form 10-Q
period 1996-03-31
SOUTHSIDE BANCSHARES CORP
filed 1996-05-15
CIK 703970

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                                   (MARK ONE)

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    MARCH 31, 1996
                                             -------------------
                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    ---------


                        Commission file number 0-10849


                          SOUTHSIDE BANCSHARES CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 MISSOURI                                  43-1262037
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


      3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                  63116
      ----------------------------------------             --------------
      (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code  (314) 776-7000
                                                         ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                -----        -----


     At May 14, 1996, the number of shares outstanding of the registrant's registrant's common stock was 2,847,450.

                          SOUTHSIDE BANCSHARES CORP.

                                     INDEX

                                                                           Page
                                                                           ----
Part I.   FINANCIAL INFORMATION

             Item 1.  Condensed Consolidated Financial Statements:

                      Condensed Consolidated Balance Sheets at March 31,
                        1996 and December 31, 1995                           3

                      Condensed Consolidated Statements of Income for
                        the three months ended March 31, 1996 and
                        March 31, 1995                                       4

                      Condensed Consolidated Statements of Cash Flows
                        for the three months ended March 31, 1996 and
                        March 31, 1995                                       5

                      Notes to Condensed Consolidated Financial
                        Statements                                           6


             Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  6



Part II.  OTHER INFORMATION

             Item 1.  Legal Proceedings                                     18

             Item 6.  Exhibits and Reports on Form 8-K                      18

                      Signatures                                            19

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                   (dollars in thousands except share data)
                                  (unaudited)

                                                                  MARCH 31,   December 31,
                                                                    1996          1995
                              ASSETS                              ---------   ------------
Cash and due from banks                                           $ 17,705      $ 16,912
Due from banks - interest-bearing                                       17            18
Federal funds sold                                                  23,675        19,100
Investments in debt securities:
    Available-for-sale, at market value                             57,086        50,152
    Held-to-maturity, at amortized cost (approximate market
      value of $109,378 in 1996, and $110,494 in 1995)             109,066       109,622
                                                                  --------      --------
        Total investments in debt securities                       166,152       159,774
                                                                  --------      --------

Loans, net of unearned discount                                    291,813       303,824
    Less allowance for possible loan losses                         (5,644)       (5,635)
                                                                  --------      --------
        Loans, net                                                 286,169       298,189
                                                                  --------      --------
Bank premises and equipment                                         10,652        10,777
Other assets                                                         7,955         8,138
                                                                  --------      --------
            TOTAL ASSETS                                          $512,325      $512,908
                                                                  ========      ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                                    $ 56,800      $ 60,999
    Interest-bearing demand and savings                            183,362       183,758
    Time deposits                                                  214,429       212,810
                                                                  --------      --------
        Total deposits                                             454,591       457,567

Short-term borrowings                                                2,140           779
Debt of employee stock ownership plan                                1,779         2,987
Other liabilities                                                    4,465         4,275
                                                                  --------      --------
        Total liabilities                                          462,975       465,608
                                                                  --------      --------
Commitments and contingent liabilities
Shareholders' equity:
    Cumulative preferred stock, no par value, 1,000,000 shares
      authorized and unissued                                          -             -
    Common stock, $1 par value, 5,000,000 shares authorized,
      2,859,010 shares issued and outstanding in 1996 and 1995       2,859         2,859
Surplus                                                              5,775         5,766
Retained earnings                                                   42,930        41,655
Unearned employee stock ownership plan shares                       (1,730)       (2,688)
Treasury stock, 9,360 shares in 1996 and 1995                         (167)         (167)
Net unrealized holding losses on available-for-sale securities        (317)         (125)
                                                                  --------      --------
        Total shareholders' equity                                  49,350        47,300
                                                                  --------      --------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $512,325      $512,908
                                                                  ========      ========


    See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                   (dollars in thousands except share data)
                                  (unaudited)

                                                                   1996         1995
                                                                ---------    ---------
INTEREST INCOME:
    Interest and fees on loans
    Interest on investments in debt securities:                 $   6,691    $   6,609
        Taxable
        Exempt from Federal income taxes                            1,985        2,113
    Interest on short-term investments                                324          328
                                                                      236          113
            TOTAL INTEREST INCOME                               ---------    ---------
                                                                    9,236        9,163
                                                                ---------    ---------
INTEREST EXPENSE:
    Interest on interest-bearing demand and savings deposits        1,360        1,479
    Interest on time deposits                                       2,899        2,485
    Interest on short-term borrowings                                  29           81
    Interest on ESOP debt                                              58            -
    Interest on subordinated capital notes                              -          101
                                                                ---------    ---------
            TOTAL INTEREST EXPENSE                                  4,346        4,146
                                                                ---------    ---------
            NET INTEREST INCOME                                     4,890        5,017
Provision for possible loan losses                                     15           25
                                                                ---------    ---------
            NET INTEREST INCOME AFTER PROVISION FOR
              POSSIBLE LOAN LOSSES                                  4,875        4,992
                                                                ---------    ---------
NONINTEREST INCOME:
    Trust department                                                  217          223
    Service charges on deposit accounts                               306          300
    Net gains (losses) on sales of other real estate
      owned and other foreclosed property                              12         (186)
    Settlement of litigation                                            -        1,400
    Gain on sale of Bay-Hermann-Berger Bank                             -          825
    Other                                                             220          129
                                                                ---------    ---------
            TOTAL NONINTEREST INCOME                                  755        2,691
                                                                ---------    ---------
NONINTEREST EXPENSES:
    Salaries and employee benefits                                  1,758        1,744
    Net occupancy and equipment expense                               580          503
    Data processing                                                    93          148
    Federal Deposit Insurance Corporation assessment                   33          276
    Attorney fees                                                      46          335
    Other                                                             961        1,122
                                                                ---------    ---------
            TOTAL NONINTEREST EXPENSES                              3,471        4,128
                                                                ---------    ---------
            INCOME BEFORE FEDERAL INCOME TAX EXPENSE                2,159        3,555
Federal income tax expense                                            611          977
                                                                ---------    ---------
            NET INCOME                                          $   1,548    $   2,578
                                                                =========    =========
SHARE DATA:
    Earnings per common share                                   $    0.58    $    0.99
                                                                =========    =========
    Dividends paid per common share                             $    0.10    $   0.065
                                                                =========    =========
    Average common shares outstanding                           2,668,965    2,591,440
                                                                =========    =========


See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (dollars in thousands)
                                  (unaudited)

                                                                         1996       1995
                                                                       --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $  1,548    $ 2,578
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       509        468
        Provision for possible loan losses                                   15         25
        Gain on sale of Bay-Hermann-Berger Bank                               -       (825)
        Other operating activities, net                                     136        427
                                                                       --------    -------
            Total adjustments                                               660         95
                                                                       --------    -------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,208      2,673
                                                                       --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in Federal funds sold                                   (4,575)    (7,700)
    Proceeds from maturities of and principal payments on debt
      securities                                                         10,115      5,685
    Purchases of debt securities                                        (16,939)    (2,165)
    Net (increase) decrease in loans                                     11,786     (2,419)
    Recoveries of loans previously charged off                              210        136
    Proceeds from the sale of Bay-Hermann-Berger Bank, net of
      cash transferred                                                        -      2,213
    Proceeds from sales of other real estate owned and other
      foreclosed property                                                    36         72
    Purchases of bank premises and equipment                               (160)      (414)
                                                                       --------    -------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 473     (4,592)
                                                                       --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease in demand and savings deposits                      (4,595)    (7,959)
        Net increase in time deposits                                     1,619     11,025
        Net increase (decrease) in short-term borrowings                  1,361     (2,227)
        Cash dividends paid                                                (274)      (168)
                                                                       --------    -------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (1,889)       671
                                                                       --------    -------
            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            792     (1,248)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             16,930     19,028
                                                                       --------    -------
CASH AND CASH EQUIVALENTS, END OF QUARTER                              $ 17,722    $17,780
                                                                       ========    =======
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest on deposits and borrowings                            $  4,219    $ 3,735
        Income taxes                                                        325        535
                                                                       ========    =======
    Noncash transactions:
        Transfers to other real estate owned in settlement of loans    $     23    $   476
                                                                       ========    =======


    See accompanying notes to condensed consolidated financial statements.

                           SOUTHSIDE BANCSHARES CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                                  (unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.  LITIGATION

     On February 27, 1995, the Company settled a lawsuit in which the Company's subsidiary, South Side National Bank in St. Louis (South Side), was the plaintiff. Under the terms of the settlement agreement executed by the parties, South Side received a cash payment of $1,400,000, which was offset by remaining legal expenses of approximately $300,000. The litigation arose from a $1,500,000 payment made by the Company in 1992 (and charged to earnings in 1991). The settlement amount is included in the 1995 condensed consolidated statement of income as "Settlement of litigation" in noninterest income. The related legal fees have been included in noninterest expense as part of "Attorney fees".

3.  SALE OF BAY-HERMANN-BERGER BANK

     On March 17, 1995, the Company sold its wholly owned subsidiary, Bay-Hermann-Berger Bank (the Bank), in an all cash transaction with an unaffiliated institution. The purchasing institution paid approximately $3,145,000 for all of the Bank's common stock, which resulted in a pretax gain to the Company of $825,000. This gain is disclosed in the 1995 condensed consolidated statement of income as a separate component of noninterest income. Bay-Hermann-Berger Bank was the smallest of the Company's five subsidiary banks, and with total assets of $24,157,000 as of December 31, 1994, represented only 4.67% of total consolidated assets as of that date. Accordingly, the sale of the Bank did not represent the disposition of a significant segment of the Company's business, as defined in paragraph 13 of Accounting Principles Board Opinion No. 30.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the three months ended March 31, 1996 and 1995.

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

                              FINANCIAL HIGHLIGHTS
                     COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)

                                                                       Three Months Ended  Twelve Months Ended  Three Months Ended
                                                                         March 31, 1996     December 31, 1995     March 31, 1995
                                                                       ------------------  -------------------  ------------------
EARNINGS
   Total interest income                                                  $    9,236           $   37,263        $    9,163
   Total interest expense                                                      4,346               17,335             4,146
                                                                          ----------           ----------        ----------
   Net interest income                                                         4,890               19,928             5,017
   Provision for possible loan losses                                             15                   70                25
                                                                          ----------           ----------        ----------
   Net interest income after provision for possible
    loan losses
   Net income                                                             $    4,875           $   19,858        $    4,992
                                                                          ==========           ==========        ==========
SHARE DATA/(1)/                                                           $    1,548           $    6,734        $    2,578
   Net income                                                             ==========           ==========        ==========
   Dividends paid                                                         $     0.58           $     2.55        $     0.99
   Book value                                                                    .10                 .365              .065
   Tangible book value                                                         18.00                17.64             15.96
   Shares outstanding                                                          17.86                17.49             15.78
                                                                           2,849,650            2,849,650         2,591,440
FINANCIAL POSITION
   Total assets                                                           $  512,325           $  512,908        $  517,118
   Total deposits                                                            454,591              457,567           484,308
   Total loans, net of unearned discount                                     291,813              303,824           308,231
   Allowance for possible loan losses                                          5,644                5,635             8,334
   Short-term borrowings                                                       2,140                  779             3,558
   Debt of employee stock ownership plan                                       1,779                2,987                -
   Subordinated capital notes                                                     -                    -              4,190
   Total shareholders' equity                                                 49,350               47,300            37,668

                                SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                                                       Three Months Ended  Twelve Months Ended  Three Months Ended
                                                                         March 31, 1996/2/  December 31, 1995     March 31, 1995/2/
                                                                       ------------------  -------------------  ------------------
   Loan-to-deposit ratio                                                     64.19%                66.40%             64.87%
   Allowance for possible loan losses to total
      loans                                                                   1.93                  1.85               2.29
   Return on average assets                                                   1.22                  1.33(3)            2.04(3)
   Return on average shareholders' equity                                    12.89                 15.47(3)           25.99(3)
   Net interest margin on average interest-
    earning assets                                                            4.28                  4.41               4.45
   Average shareholders' equity to average total
     assets                                                                   9.49                  8.62               7.83
   Tier I leverage capital to adjusted total
    consolidated assets less intangibles                                      9.71                  9.27               8.43
   Tier I capital to risk-weighted assets                                    16.21                 14.94              13.94
   Total capital to risk-weighted assets                                     17.47                 16.20              16.59

/(1)/ Share Data has been adjusted on a retroactive basis to reflect the effects of the ten for one stock split on February 15, 1996.
/(2)/ Statistical information is annualized where applicable.
/(3)/ Includes the gain on sale of Bay-Hermann-Berger Bank and the net litigation settlement. Excluding the after-tax effect of these two nonrecurring items, the return on average assets and shareholders' equity as of December 31, 1995 would have been 1.06% and 12.32%, respectively and as of March 31, 1995 would have been 1.05% and 12.45%, respectively.

                               FINANCIAL POSITION

     Total consolidated assets of the Company remained relatively unchanged at $512,325,000 at March 31, 1995 compared to $512,908,000 at December 31, 1995.

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

                    SUMMARY OF LOAN PORTFOLIO COMPONENTS


                                                                (in thousands)
                                                March 31, 1996  December 31, 1995  March 31, 1995
                                                --------------  -----------------  --------------
      Commercial, financial and agricultural       $ 57,185         $ 62,214          $ 65,025
      Real estate-commercial                         86,704           88,321            80,336
      Real estate-construction                       14,062           15,510            12,878
      Real estate-residential                        97,916          102,418           106,247
      Consumer                                       16,991           17,626            16,716
      Industrial revenue bonds                        7,352            7,789             8,349
      Other                                          11,603            9,946             2,041
                                                   --------         --------          --------
                                                   $291,813         $303,824          $291,592
                                                   ========         ========          ========

     The Company's loan portfolio totaled $291,813,000 at March 31, 1996. The portfolio declined by approximately $12 million during the first quarter. Of the decline, $5 million was in the commercial, financial and agricultural category. This decline was largely the result of two commercial loan payoffs which totalled $4.3 million. As competition for commercial borrowing relationships continues to increase, management continues to weigh both the short and long-term effects of retaining lending relationships, and while the Company would prefer to retain one hundred percent of these relationships, doing so can result in unacceptable long-term results. Commercial real estate loans declined by $1.6 million and construction real estate loans declined by $1.4 million during the first quarter. Both declines are due to normal activity. Included in both categories are lines of credit. Depending on the borrowers funding needs, these lines of credit are subject to periodic paydowns, and in the case of construction loans, they are also subject to paydown upon completion of the construction phase of the project. Residential real estate loans declined by $4.5 million due in part to a few large residential real estate loan payoffs, as well as a general decline in this lending category. With the increased secondary market competition over the past five years, new mortgage loan originations have continued to decline. Because existing loans continue to pay down or be refinanced in the normal course of business, and with fewer new loans being originated, residential real estate loans continue to represent a smaller percentage of the Company's loan portfolio.

                 SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                                                    (dollars in thousands)
                                                               Three Months Ended     Twelve Months Ended    Three Months Ended
                                                                 March 31, 1996        December 31, 1995       March 31, 1995
                                                               ------------------   ----------------------   ------------------
BALANCE AT BEGINNING OF PERIOD                                      $ 5,635                 $ 7,144                 $7,144
Provision charged to expense                                             15                      70                     25
Loans charged off                                                      (216)                 (2,174)                  (303)
Recoveries                                                              210                     922                    136
Adjustment due to sale of Bay-Hermann-
 Berger Bank                                                            --                     (327)                  (327)
                                                                    -------                 -------                 ------
BALANCE AT END OF PERIOD                                            $ 5,644                 $ 5,635                 $6,675
                                                                    =======                 =======                 ======
RATIOS:
   Allowance for possible loan losses as
    % of total loans                                                   1.93%                   1.85%                  2.29%
   Allowance for possible loan losses as
    % of nonperforming loans                                         139.25                  172.11                 130.93
  Allowance for possible loan losses as
   multiple of net charge-offs (1)                                    235.2X                    4.5x                  10.0x


- ------------------
(1) Statistical information is annualized where applicable.

     The balance of the allowance for possible loan losses remained relatively unchanged during the first quarter of 1996. Net charge offs for the first quarter were only $6,000, as $216,000 in charge offs were offset by $210,000 in recoveries. Because of the minimal level of net charge offs, and the fact that the Company's internal analysis of the adequacy of the allowance for possible loan losses indicates the level is adequate to cover actual and potential losses in the loan portfolio under current conditions, the provision for possible loan losses for the first quarter was minimal.

     With the decrease in the loan portfolio, the ratio of allowance for possible loan losses as a percentage of total loans increased to 1.93% as of March 31, 1996, compared to 1.85% at December 31, 1995. However, due to an increase in nonperforming loans during the quarter, the ratio of the allowance for possible loan losses to nonperforming loans declined to 139.25% at March 31, 1996, compared to 172.11% as of December 31, 1995, yet remained above the ratio from March 31, 1995 of 130.93%.

                              NONPERFORMING ASSETS

                                                                          (dollars in thousands)
                                                       March 31, 1996        December 31, 1995       March 31, 1995
                                                     ------------------   ----------------------   ------------------
Nonaccrual loans                                          $2,495                   $1,811                 $2,496
Loans past due 90 days and still accruing interest         1,558                    1,463                  2,602
                                                          ------                   ------                 ------
       TOTAL NONPERFORMING LOANS                           4,053                    3,274                  5,098
Other real estate owned                                      556                      554                  2,051
                                                          ------                   ------                 ------
       TOTAL NONPERFORMING ASSETS                         $4,609                   $3,828                 $7,149
                                                          ======                   ======                 ======
RATIOS:
 Total nonperforming loans as % of total loans              1.39%                    1.08%                  1.75%
 Nonperforming assets as % of total loans and
  other real estate owned                                   1.58                     1.26                   2.43
 Nonperforming assets as % of total assets                  0.90                     0.75                   1.43


     Nonperforming assets totaled $4,609,000 or 0.90% of total assets at March 31, 1996 compared to $3,828,000 or 0.75% and $7,149,000 or 1.43% at December 31,
1995 and March 31, 1995, respectively. The increase in nonperforming assets during the first quarter was due to three moderate sized commercial lending relationships which management has classified as potential problem credits. Two of the relationships have been placed on nonaccrual status, and the third is in the 90 day delinquency category, while management determines the proper disposition of this credit relationship. While management understands that nonperforming asset levels are going to fluctuate periodically throughout the year, it is management's commitment to continue to monitor and maintain an acceptable level of nonperforming assets.

     Other real estate owned remained relatively unchanged during the first quarter. These properties are recorded at the lower of cost or their estimated net realizable value, which means the properties are recorded on the balance sheet of the Company at an amount no greater than the amount of the net proceeds expected to be received upon the sale of the property.

     Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits, about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of March 31, 1996, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on page 8.

INVESTMENTS IN DEBT SECURITIES

     Investments in debt securities have increased approximately $6.4 million since December 31, 1995. With the decrease in the loan portfolio in the first quarter, the Company had additional funds available to invest in the Company's investment portfolio during 1996. In addition, the yield curve steepened during the first quarter, which resulted in a wider spread between short-term and intermediate-term investment securities. This increased spread made the purchase of securities in the intermediate-term category more attractive, and therefore, management took advantage of this situation.

     The portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution. Management believes this diversity, as well as its conservative philosophy towards risk management, has resulted in a solid investment portfolio.

     The following table summarizes the amortized cost and estimated market value of the Company's available-for-sale and held-to-maturity debt securities at March 31, 1996.

                                                                     (in thousands)
                                                          Available-for-sale        Held-to-maturity
                                                    ------------------------------  ----------------
                                                              Estimated
                                                    Amortized   Market   Amortized       Market
                                                      Cost      Value      Cost          Value
                                                    ---------  --------  ---------  ----------------
U.S. Treasury securities and obligations
  of U.S. Government agencies and corporations        $17,018   $16,857   $ 82,827      $ 82,310
Obligations of states and political subdivisions          531       540     22,234        22,994
Other debt securities                                     100       102        977           977
                                                      -------   -------   --------      --------
                                                       17,649    17,499    106,038       106,281
Mortgage-backed securities                             40,005    39,587      3,028         3,097
                                                      -------   -------   --------      --------
                                                      $57,654   $57,086   $109,066      $109,378
                                                      =======   =======   ========      ========

DEPOSITS

     Total deposits declined approximately $3 million during the first quarter of 1996. This decrease was due largely to a decline in noninterest bearing demand deposits. Depending on the funding needs of the Company's customers, the balances in these accounts can fluctuate significantly on a daily basis.

     The following table presents deposits by category as of the end of the periods indicated.

                                                              (in thousands)
                                        March 31, 1996      December 31, 1995       March 31, 1995
                                        --------------      -----------------       --------------
Noninterest-bearing demand deposits       $ 56,800               $ 60,999              $ 65,025
Interest-bearing demand deposits           122,386                123,624               119,779
Savings deposits                            60,976                 60,134                65,996
   Time deposits under $100,000            174,901                176,200               173,407
                                          --------               --------              --------
Total core deposits                        415,063                420,957               424,207
Time deposits $100,000 and over/(1)/        39,528                 36,610                25,275
                                          --------               --------              --------
   Total deposits                         $454,591               $457,567              $449,482
                                          ========               ========              ========

(1) Deposits which are generally deemed highly interest rate sensitive.

SHORT-TERM BORROWINGS

     Short-term borrowings consist of securities sold under agreements to repurchase and a U.S. Treasury tax and loan note account. The following is a summary of short-term borrowings as of the end of the periods indicated.

                                                                       (in thousands)
                                                   March 31, 1996     December 31, 1995    March 31, 1995
                                                   --------------     -----------------    --------------
Securities sold under agreements to repurchase         $  353                $307              $404
U.S. Treasury tax and loan note account                 1,787                 472               536
                                                       ------                ----              ----
                                                       $2,140                $779              $940
                                                       ======                ====              ====

     The increase in other short-term borrowings was due to an increase in the
U. S. Treasury tax and loan note account. This account houses federal tax deposits on an interim basis. Based on the cash flow needs of the
U. S. Treasury Department, they periodically draw down the balance in this account, and then allow it to be replenished. The maximum balance in the account is $2 million, however, the current balance is below that level.

ASSET/LIABILITY MANAGEMENT

     The table on the following page is an analysis of the Company's interest rate-sensitive assets and liabilities as of March 31, 1996. Because such an analysis does not capture all of the factors which determine interest rate risk, the Company also utilizes a simulation model to measure its exposure to changes in interest rates. Under different rate and growth assumptions, these projections enable the Company to adjust its strategies to protect the net interest margin against significant rate fluctuations. Uniform sensitivity reports and guidelines are used by all subsidiary banks of the Company. Based on the Company's historical analysis, interest-bearing demand and savings deposits have proven to be very stable core deposits even with significant interest rate fluctuations. Accordingly, management believes these deposits are not 100% rate-sensitive within the period of three months or less. As a result, these deposits have been allocated between four repricing categories as follows: three months or less - 35%, over three months through 12 months - 20%, over one year through five years - 25%, and over five years - 20%.

     As reflected on the Repricing and Interest Rate Sensitivity Analysis on the following page, the Company has a reasonably well-balanced, interest rate sensitivity position. The Company's current one-year cumulative gap is 1.03x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                             (dollars in thousands)

                                 MARCH 31, 1996

                                                         Over       Over
                                                       3 months    1 year
                                            3 months   through    through    Over
                                             or less  12 months   5 years  5 years     Total
                                            --------  ---------  --------  --------  --------
Interest-earning assets:
 Due from banks - interest-bearing          $     17  $      -   $      -  $      -  $     17
 Federal funds sold                           23,675         -          -         -    23,675
 Investments available-for-sale                7,860     5,012     37,034     7,180    57,086
 Investments held-to-maturity                  5,100    17,919     59,860    26,187   109,066
 Loans, net of unearned discount /(1)/       116,053    66,514    100,316     8,930   291,813
                                            --------  --------   --------  --------  --------
  Total interest-earning assets              152,705    89,445    197,210    42,297   481,657
                                            --------  --------   --------  --------  --------
Cumulative interest-earning assets
                                             152,705   242,150    439,360   481,657   481,657
                                            --------  --------   --------  --------  --------
Interest-bearing liabilities:
 Interest-bearing demand deposits             42,835    24,477     30,597    24,477   122,386
 Savings deposits                             21,342    12,195     15,244    12,195    60,976
 Time deposits under $100,000                 35,754    60,708     78,439         -   174,901
 Time deposits $100,000 and over              11,495    23,333      4,700         -    39,528
 Short-term borrowings                         2,140         -          -         -     2,140
 Debt of employee stock ownership plan         1,779         -          -         -     1,779
                                            --------  --------   --------  --------  --------
  Total interest-bearing liabilities         115,345   120,713    128,980    36,672   401,710
                                            --------  --------   --------  --------  --------

Cumulative interest-bearing liabilities      115,345   236,058    365,038   401,710   401,710
                                            --------  --------   --------   -------  --------
Gap analysis:
 Interest sensitivity gap                   $ 37,360  $(31,268)  $ 68,230  $  5,625  $ 79,947
                                            ========  ========   ========  ========  ========
 Cumulative interest
  sensitivity gap                           $ 37,360  $  6,092   $ 74,322  $ 79,947  $ 79,947
                                            ========  ========   ========  ========  ========
Cumulative gap ratio of interest-
 earning assets to interest-bearing
 liabilities                                   1.32x     1.03x      1.20x     1.20x     1.20x
                                           =========  ========   ========  ========  ========

/(1)/ Nonaccrual loans are reported in the "Over 1 year through 5 years" column.


CAPITAL RESOURCES

     The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 17.47%, 16.21% and 16.59% as of March 31, 1996, December 31, 1995, and March 31, 1995, respectively, which included Tier I capital ratios of 16.21%, 14.96%, and 13.94%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

     In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized holding gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 9.71%, 9.29%, and 8.33% at March 31, 1996, December 31, 1995, and March 31, 1995,
respectively.

     Management reviews the various capital measures monthly and takes appropriate action to ensure that they are within internal and external guidelines as established by law. Management believes that the Company's current capital and liquidity positions are adequate to support its banking operations.

                             RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income was $1,548,000 for the three months ended March 31, 1996 compared to $2,578,000 for the three months ended March 31, 1995. This decrease can be attributed to the effects of two nonrecurring items which occurred during the first quarter of 1995. The first item was the gain on the sale of Bay-Hermann-Berger Bank of $825,000, with the resulting net after-tax gain being $640,000. The second item was the litigation settlement received by South Side National Bank of $1,400,000, from which attorney fees of approximately $300,000 were paid. After factoring in the estimated taxes due, the after-tax net gain was approximately $730,000. Excluding these two nonrecurring item, core net earnings for the first quarter of 1995 were $1,208,000. Therefore, excluding the effects of these nonrecurring items, the Company achieved a $340,000, or 28%, increase in the 1996 first quarter core net earnings versus the first quarter of 1995. Because these nonrecurring items occurred in the first quarter of the prior year, they will distort the comparisons for the remainder of 1996. The Company will continue to measure its current year performance against both scenarios throughout 1996.

     Earnings per common share were $ .58 for the first quarter of 1996 compared to $ .99 for the first quarter of 1995, or $ .47 after consideration of the aforementioned nonrecurring items. The earnings per common share amounts have been retroactively adjusted for the ten for one stock split which occurred on February 15, 1996. The first quarter net income results in an annualized return on average assets (ROA) of 1.22% and a return on average shareholders' equity of 12.89%. While these ratios are below the comparable ratios from the first quarter of 1995 because of the aforementioned nonrecurring items, they still compare favorably to our peers in the industry.

NET INTEREST INCOME

     As reflected in the Selected Statistical Information table on the following page, net interest income on a tax-equivalent basis decreased by $151,000 in the first quarter of 1996 when compared to the first quarter of 1995, which was the result of a decrease in the net interest margin from 4.45% to 4.28%. The decline in the net interest margin can be attributed to a combination of factors. First, the Company has experienced a shift in the deposit mix, with more time deposits than in the previous year. In the first quarter of 1995, time deposits represented 50% of total interest-bearing deposits. During the first quarter of 1996, that ratio had increased to 54%. Because time deposits typically pay a higher rate of interest than savings or NOW accounts, the shift in the deposit mix resulted in a higher cost of funds in the first quarter of 1996. Secondly, competitive pressure for new loans resulted in only a small increase in the average loan balance in the first quarter of 1996 over the first quarter of 1995. Because there was not a proportionate increase in the loan portfolio to offset the higher cost of funds, the net interest margin was negatively effected.

                       SELECTED STATISTICAL INFORMATION

The following is selected statistical information for Southside Bancshares Corp. and subsidiaries.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

    CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES
                            (dollars in thousands)

                                               THREE MONTHS ENDED MARCH 31,
- --------------------------------------------------------------------------------------------------------------------------
                                                                      1996                               1995
- --------------------------------------------------------------------------------------------------------------------------
                                                                                Average                            Average
                                                                    Interest     Rates                 Interest     Rates
                                                         Average     Income\    Earned\    Average     Income\     Earned\
                                                         Balance     Expense    Paid(3)    Balance     Expense     Paid(3)
                                                         --------   --------   --------    --------    --------    -------
               ASSETS
Loans, net of unearned discount (1) (2) (3)              $300,880    $6,754      8.98%     $297,730     $6,694      8.99%
Investments in debt securities:
   Taxable(4)                                             137,253     1,985      5.78       145,119      2,113      5.82
   Exempt from Federal income tax (3) (4)                  22,870       491      8.59        22,981        497      8.65
Short-term investments                                     17,381       236      5.43         7,475        113      6.05
      Total interest-earning assets/interest             --------    ------               --------     ------
       income/overall yield (3)                           478,384     9,466      7.91       473,305      9,417      7.96
                                                                     ------      ====                   ------      ====
Allowance for possible loan losses                         (5,627)                           (7,020)
Cash and due from banks                                    15,293                            18,072
Other assets                                               18,455                            22,132
         TOTAL ASSETS                                    --------                          --------
                                                         $506,505                          $506,489
                                                         ========                          ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits             $178,723     1,360      3.04%     $191,897      1,479      3.08%
Time deposits                                             215,276     2,899      5.39       200,596      2,485      4.95
Short-term borrowings                                       2,173        29      5.34         5,111         81      6.34
Debt of employee stock ownership plan                       2,780        58      8.35             -          -         -
Subordinated capital notes                                      -         -         -         4,190        101      9.65
                                                         --------    ------                --------      -----
         Total interest-bearing liabilities/interest-
            expense/overall rate                          398,952     4,346      4.36       401,794      4,146      4.13
                                                                     ------      ====                   ------      ====
Non-interest-bearing demand deposits                       54,827                            61,011
Other liabilities                                           4,675                             4,004
Shareholders' equity                                       48,051                            39,680
                                                         --------                          --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $506,505                          $506,489
                                                         ========                          ========
NET INTEREST INCOME                                                  $5,120                             $5,271
                                                                     ======                             ======
NET INTEREST MARGIN ON AVERAGE INTEREST-EARNING
 ASSETS                                                                          4.28%                              4.45%
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

          FIRST THREE MONTHS 1996 COMPARED TO FIRST THREE MONTHS 1995
                                 (in thousands)

                                                               Increase (decrease)
                                                                 due to change in
                                                               --------------------
                                                       Net
                                                    Increase    Average    Average
                                                   (Decrease)   Volume      Rate
                                                   ----------  ---------  ---------
Changes in interest income on:
   Loans                                               $  60      $  68      $  (8)
   Investments in debt securities:
     Taxable                                            (128)      (114)       (14)
     Nontaxable                                           (6)        (2)        (4)
   Short-term investments                                123        136        (13)
                                                       -----      -----      -----
       TOTAL INTEREST INCOME                              49         88        (39)
                                                       -----      -----      -----
Changes in interest expense on:
   Interest-bearing demand and savings deposits
   Time deposits                                        (119)      (100)       (19)
   Short-term borrowings                                 414        187        227
   Debt of employee stock ownership plan                 (52)       (41)       (11)
   Subordinated capital notes                             58         58          -
                                                        (101)      (101)         -
       TOTAL INTEREST EXPENSE                          -----      -----      -----
                                                         200          3        197
CHANGE IN NET INTEREST INCOME                          -----      -----      -----
                                                       $(151)     $  85      $(236)
                                                       =====      =====      =====

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses remained at a relatively low level during the first three months of 1996, at $15,000. Based on the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses. Management will continue to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.

NONINTEREST INCOME

     Noninterest income decreased $1,937,000 when comparing 1996 first quarter income to the first quarter of 1995; however, the decrease was due to the $825,000 gain on the sale of Bay-Hermann-Berger Bank (described in Note 3) and the $1,400,000 litigation settlement received by South Side National Bank (described in Note 2). Excluding the effects of these two items, noninterest income increased by $288,000 primarily due to a decrease in net losses on the sale of other real estate owned. Other income also increased as a result of additional revenue generated by the Company's merchant charge card operations.

NONINTEREST EXPENSE

     Noninterest expense for the first quarter of 1996 was $657,000 less than the comparable expense from the prior year. This decrease can largely be attributed to decreases in data processing expense, FDIC assessment, attorney fees and other expense, which were partially offset by an increase in occupancy and equipment expense. The reduction in data processing expense was due to the data processing conversion completed in 1995. One of the objectives of the conversion was to reduce the monthly data processing expense, although a portion of this savings has been offset by an increase in equipment expense. The decrease in the FDIC assessment was a result of the Bank Insurance Fund achieving its federally-mandated fully funded level in 1995. When this occurred, the FDIC assessment rate paid by most institutions dropped to the minimum level required by law. The Company does, however, still have a small portion of deposits, which were acquired from the Resolution Trust Corporation in 1990, which are covered by the Savings Association Insurance Fund. The Company is assessed a higher premium on these deposits. Attorney fees in 1995 included the $300,000 in fees pertaining to the litigation settlement at South Side National Bank. Excluding those fees, the expense was comparable between the two quarters. The increase in occupancy and equipment expense can be partially attributed to the increased equipment cost associated with the data processing conversion. The remainder of the increase was the result of a new facility opened by South Side National Bank on February 1, 1996. This is the seventh location for the Company's lead bank and makes thirteen locations in total for the organization.

INCOME TAXES

     Federal income tax expense for the first quarter of 1996 was $611,000 compared to $977,000 in the first quarter of 1995. The decrease was due to a decline in the first quarter pretax earnings. The effective tax rate increased to 28.30% in 1996 from 27.48% in 1995. This increase was largely due to the gain on the sale of Bay-Hermann-Berger Bank during 1995. Because of differences between the book and tax basis of this asset, the effective tax rate on the sale, on a book basis, was approximately 22%. Without any comparable event in the current year, the effective tax rate increased.

EFFECT OF NEW ACCOUNTING STANDARDS

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121").

     SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. The statement requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure impairment. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the asset's carrying amount, an impairment loss can be recognized. If the sum of the expected future cash flows is more than the asset's carrying amount, an impairment loss cannot be recognized. Measurement of an impairment loss is based on the fair value of the asset. SFAS 121 also requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell.

     As of the adoption date of January 1, 1996, the Company had no impaired long-lived or intangible assets affected by this statement.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

     SFAS 123 provides guidance for accounting and reporting standards for stock-based employee compensation plans. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 and been applied. Under the fair value based method, compensation cost is measured at the grant date on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

     The Company has elected to continue to use the intrinsic value based method of accounting, and will disclose the effect of the fair value based method in the 1996 annual report Form 10-K.

                   COMMON STOCK - MARKET PRICE AND DIVIDENDS

     The table below sets forth the high and low closing bid prices of the Company's common stock for the periods presented. The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System/Small-Cap Market System ("NASDAQ/SCM") under the symbol SBCO. Accordingly, information included below represents the high and low bid prices of the common stock reported on NASDAQ/SCM. The information presented has been retroactively adjusted to reflect the effects of the ten for one stock split on February 15, 1996.

                                                  Book                   Dividends Paid
                       High Bid  Low Bid  Close   Value   Market/Book   Per Common Share
                       --------  -------  ------  ------  -----------   ----------------
1st Quarter - 1996       $21.00   $19.00  $19.00  $18.00     105.56%          $0.10

4th Quarter - 1995        20.00    17.80   20.00   17.64     113.38            0.10
3rd Quarter - 1995        17.80    17.50   17.80   17.15     103.79            0.10
2nd Quarter - 1995        17.00    16.00   17.00   16.75     101.49            0.10
1st Quarter - 1995        16.00    16.00   16.00   15.96     100.25            0.065

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In the normal course of business, the Company had certain routine lawsuits pending at March 31, 1996. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SOUTHSIDE BANCSHARES CORP.
                                          ----------------------------



May 14, 1996                              /s/  Thomas M. Teschner
- ------------                              -------------------------------------
                                          Thomas M. Teschner
                                          President
                                          (Principal Executive Officer)



May 14, 1996                              /s/  Joseph W. Pope
- ------------                              -------------------------------------
                                          Joseph W. Pope
                                          Senior Vice President and Chief
                                          Financial Officer (Principal Financial
                                          Officer, Controller, and Principal
                                          Accounting Officer)