Form 10-Q
period 1996-06-30
SOUTHSIDE BANCSHARES CORP
filed 1996-08-14
CIK 703970

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              JUNE 30, 1996
                               -------------------------------------------------
                                                 OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to _________________________


Commission file number 0-10849
                       -------
                          SOUTHSIDE BANCSHARES CORP.
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

            MISSOURI                                     43-1262037
- ---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI             63116
- --------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000
                                                     --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      ______

         At AUGUST 14, 1996, the number of shares outstanding of the registrant's common stock was 2,847,150.

                          SOUTHSIDE BANCSHARES CORP.

                                     INDEX

                                                                            Page
                                                                            ----
Part I.   FINANCIAL INFORMATION

             Item 1.    Condensed Consolidated Financial Statements:

                        Condensed Consolidated Balance Sheets at
                         June 30, 1996 and December 31, 1995                   3

                        Condensed Consolidated Statements of Income for
                         the six months and three months ended
                         June 30, 1996 and June 30, 1995                       4

                        Condensed Consolidated Statements of Cash Flows for
                         the six months ended June 30, 1996 and June 30, 1995  5

                        Notes to Condensed Consolidated Financial Statements   6

             Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations         6

Part II.  OTHER INFORMATION

             Item 1.    Legal Proceedings                                     19

             Item 4.    Submission of Matters to a Vote of Security Holders   20

             Item 6.    Exhibits and Reports on Form 8-K                      20

                        Signatures                                            21

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                   (dollars in thousands except share data)
                                  (unaudited)

                                                                    JUNE 30,    December 31,
                                                                      1996         1995
               ASSETS                                              ---------    ------------
Cash and due from banks                                            $ 16,454       $ 16,912
Due from banks - interest-bearing                                        17             18
Federal funds sold                                                   14,650         19,100
Investments in debt securities:
      Available-for-sale, at market value                            60,267         50,152
      Held-to-maturity, at amortized cost
         (approximate market value of $111,942
          in 1996, and $110,494 in 1995)                            112,356        109,622
                                                                   --------       --------
            Total investments in debt securities                    172,623        159,774
                                                                   --------       --------
Loans, net of unearned discount
  Less allowance for possible loan losses                           294,642        303,824
                                                                     (5,301)        (5,635)
                                                                   --------       --------
            Loans, net                                              289,341        298,189
                                                                   --------       --------
Bank premises and equipment                                          10,446         10,777
Other assets                                                          8,650          8,138
                                                                   --------       --------
            TOTAL ASSETS                                           $512,181       $512,908
                                                                   ========       ========

            LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits:
  Noninterest-bearing demand                                       $ 55,011       $ 60,999
  Interest-bearing demand and savings                               186,104        183,758
  Time deposits                                                     212,746        212,810
                                                                   --------       --------
            Total deposits                                          453,861        457,567

Short-term borrowings                                                 2,383            779
Debt of employee stock ownership plan                                 1,779          2,987
Other liabilities                                                     4,157          4,275
                                                                   --------       --------
            Total liabilities                                       462,180        465,608
                                                                   --------       --------
Commitments and contingent liabilities
Shareholders' equity:
  Cumulative preferred stock, no par value, 1,000,000 shares
    authorized and unissued                                              -              -
  Common stock, $1 par value, 5,000,000 shares authorized,
    2,859,010 shares issued and outstanding in 1996 and 1995          2,859          2,859
Surplus                                                               5,784          5,766
Retained earnings                                                    43,960         41,655
Unearned employee stock ownership plan shares                        (1,680)        (2,688)
Treasury stock, 11,860 shares in 1996 and 9,630 shares in 1995         (220)          (167)
Net unrealized holding losses on available-for-sale securities         (702)          (125)
                                                                   --------      --------
            Total shareholders' equity                               50,001         47,300
                                                                   --------       --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $512,181       $512,908
                                                                   ========       ========

See accompanying notes to condensed consolidated financial statements.

                 SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                   (dollars in thousands except share data)
                                  (unaudited)

                                                                    SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                                   1996         1995         1996         1995
                                                                 ---------    ---------    ---------    ---------
INTEREST INCOME:
    Interest and fees on loans                                   $  13,130    $  13,191    $   6,439    $   6,582
    Interest on investments in debt securities:
        Taxable                                                      4,242        4,151        2,257        2,038
        Exempt from Federal income taxes                               635          643          311          315
    Interest on short-term investments                                 536          290          300          177
                                                                 ---------    ---------    ---------    ---------
            TOTAL INTEREST INCOME                                   18,543       18,275        9,307        9,112
                                                                 ---------    ---------    ---------    ---------
INTEREST EXPENSE:
    Interest on interest-bearing demand and savings deposits         2,773        2,938        1,413        1,459
    Interest on time deposits                                        5,756        5,178        2,857        2,693
    Interest on short-term borrowings                                   51          118           22           37
    Interest on debt of employee stock ownership plan                   95           55           37           55
    Interest on subordinated capital notes                               -          119            -           18
                                                                 ---------    ---------    ---------    ---------
            TOTAL INTEREST EXPENSE                                   8,675        8,408        4,329        4,262
                                                                 ---------    ---------    ---------    ---------
            NET INTEREST INCOME                                      9,868        9,867        4,978        4,850
    Provision for possible loan losses                                  30           40           15           15
                                                                 ---------    ---------    ---------    ---------
            NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
              LOAN LOSSES                                            9,838        9,827        4,963        4,835
                                                                 ---------    ---------    ---------    ---------
NONINTEREST INCOME:
    Trust department                                                   457          467          240          244
    Service charges on deposit accounts                                625          597          319          297
    Net gains (losses) on sale of other real estate owned
      and other foreclosed property                                    (23)        (130)         (35)          56
    Settlement of litigation                                             -        1,400            -            -
    Gain on sale of Bay-Hermann-Berger Bank                              -          825            -            -
    Other                                                              404          335          184          200
                                                                 ---------    ---------    ---------    ---------
            TOTAL NONINTEREST INCOME                                 1,463        3,494          708          797
                                                                 ---------    ---------    ---------    ---------
NONINTEREST EXPENSES:
    Salaries and employee benefits                                   3,650        3,492        1,892        1,748
    Net occupancy and equipment expense                              1,177        1,012          597          509
    Data processing                                                    243          298          150          150
    Federal Deposit Insurance Corporation assessment                    69          544           36          268
    Attorney fees                                                      110          416           64           81
    Other                                                            2,021        2,147        1,060        1,019
                                                                 ---------    ---------    ---------    ---------
            TOTAL NONINTEREST EXPENSES                               7,270        7,909        3,799        3,775
                                                                 ---------    ---------    ---------    ---------
            INCOME BEFORE FEDERAL INCOME TAX EXPENSE                 4,031        5,412        1,872        1,857
    Federal income tax expense                                       1,124        1,473          513          496
                                                                 ---------    ---------    ---------    ---------
            NET INCOME                                           $   2,907    $   3,939    $   1,359    $   1,361
                                                                 =========    =========    =========    =========
SHARE DATA:
    Earnings per common share                                    $    1.08    $    1.50    $    0.50    $    0.51
                                                                 =========    =========    =========    =========
    Dividends paid per common share                              $    0.22    $   0.165    $    0.12    $    0.10
                                                                 =========    =========    =========    =========
    Average common shares outstanding                            2,691,667    2,622,408    2,739,985    2,653,377
                                                                 =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (dollars in thousands)
                                  (unaudited)

                                                                                1996       1995
                                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  2,907   $  3,939
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                            1,041        827
        Provision for possible loan losses                                          30         40
        Gain on sale of Bay-Hermann-Berger Bank                                      -       (825)
        Other operating activities, net                                           (764)      (560)
                                                                              --------   --------
          Total adjustments                                                        307       (518)
                                                                              --------   --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                              3,214      3,421
                                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net (increase) decrease in Federal funds sold                            4,450     (3,700)
        Proceeds from maturities of and principal payments on
         debt securities                                                        22,068     12,555
        Purchases of debt securities                                           (36,102)    (6,778)
        Net (increase) decrease in loans                                         8,375     (8,451)
        Recoveries of loans previously charged off                                 443        399
        Proceeds from the sale of Bay-Hermann-Berger Bank,
         net of cash transferred                                                     -      2,213
        Proceeds from sales of other real estate owned and other
         foreclosed property                                                       119        920
        Purchases of bank premises and equipment                                  (269)      (820)
                                                                              --------   --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (916)    (3,662)
                                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease in demand and savings deposits                             (3,642)   (21,400)
        Net increase (decrease) in time deposits                                   (64)    19,365
        Net increase (decrease) in short-term borrowings                         1,604       (115)
        Payments to acquire treasury stock                                         (53)         -
        Repayment of subordinated capital notes                                      -     (4,190)
        Cash dividends paid                                                       (602)      (434)
        Proceeds from issuance of common stock                                       -      4,217
                                                                              --------   --------
          NET CASH USED IN FINANCING ACTIVITIES                                 (2,757)    (2,557)
                                                                              --------   --------
          NET DECREASE IN CASH AND CASH EQUIVALENTS                               (459)    (2,798)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    16,930     19,028
                                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                     $ 16,471   $ 16,230
                                                                              ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
        Interest on deposits and borrowings                                   $  8,700   $  8,175
        Income taxes                                                             1,570      1,280
                                                                              ========   ========
  Noncash transactions:
        Transfers to other real estate owned in settlement of loans           $    370   $    538


 See accompanying notes to condensed consolidated financial statements.

                          SOUTHSIDE BANCSHARES CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995
                                  (unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the six months ended June 30, 1996 and 1995.

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

                             FINANCIAL HIGHLIGHTS
                     COMPARISON OF SELECTED FINANCIAL DATA
                   (dollars in thousands except share data)

                                                         Six Months Ended      Twelve Months Ended      Six Months Ended
                                                           June 30, 1996        December 31, 1995         June 30, 1995
                                                         ----------------      -------------------      ----------------
EARNINGS
   Total interest income                                   $   18,543              $   37,263               $   18,275
   Total interest expense                                       8,675                  17,335                    8,408
                                                            ---------               ---------                ---------
   Net interest income                                          9,868                  19,928                    9,867
   Provision for possible loan losses                              30                      70                       40
   Net interest income after provision for possible         ---------               ---------                ---------
    loan losses                                            $    9,838              $   19,858               $    9,827
                                                            =========               =========                =========
   Net income                                              $    2,907              $    6,734               $    3,939
                                                            =========               =========                =========
SHARE DATA/(1)/
   Net income                                              $     1.08              $     2.55               $     1.50
   Dividends paid                                                 .22                    .365                     .165
   Book value                                                   18.25                   17.64                    16.75
   Tangible book value                                          18.12                   17.49                    16.59
   Shares outstanding (period-end)                          2,847,150               2,849,650                2,855,000


FINANCIAL POSITION
   Total assets                                            $  512,181              $  512,908               $  499,118
   Total deposits                                             453,861                 457,567                  444,381
   Total loans, net of unearned discount                      294,642                 303,824                  297,345
   Allowance for possible loan losses                           5,301                   5,635                    5,893
   Short-term borrowings                                        2,383                     779                    3,052
   Debt of employee stock ownership plan                        1,779                   2,987                    2,987
   Total shareholders' equity                                  50,001                  47,300                   44,699


                                SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.


                                                       Six Months Ended         Twelve Months Ended          Six Months Ended
                                                      June 30, 1996/(2)/         December 31, 1995          June 30, 1995/(2)/
                                                      ------------------        -------------------         ------------------
   Loan-to-deposit ratio                                     64.92%                   66.40%                     66.91%
   Allowance for possible loan losses to total
    loans                                                     1.80                     1.85                       1.98
   Return on average assets                                   1.14                     1.33(3)                    1.57(3)
   Return on average shareholders' equity                    11.89                    15.47(3)                   19.11(3)
   Net interest margin on average interest-
    earning assets                                            4.30                     4.41                       4.42
   Average shareholders' equity to average total
    assets                                                    9.59                     8.62                       8.23
   Tier I leverage capital to adjusted total
    consolidated assets less intangibles                      9.83                     9.27                       8.98
   Tier I capital to risk-weighted assets                    16.49                    14.94                      14.57
   Total capital to risk-weighted assets                     17.75                    16.20                      15.83


(1) Share Data has been adjusted on a retroactive basis to reflect the effects of the ten for one stock split on February 15, 1996.

(2)  Statistical information is annualized where applicable.

(3) Includes the gain on sale of Bay-Hermann-Berger Bank and the net litigation settlement. Excluding the after-tax effect of these two nonrecurring items, the return on average assets and shareholders' equity as of December 31, 1995 would have been 1.06% and 12.32%, respectively and as of June 30, 1995 would have been 1.03% and 12.47%, respectively.

                               FINANCIAL POSITION

     Total consolidated assets of the Company remained relatively unchanged at $512,181,000 at June 30, 1996 compared to $512,908,000 at December 31, 1995.

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

                     SUMMARY OF LOAN PORTFOLIO COMPONENTS

                                                                  (in thousands)
                                              JUNE  30, 1996     December 31, 1995     June  30, 1995
                                              --------------     -----------------     --------------
   Commercial, financial and agricultural        $ 64,874             $ 62,214             $ 61,551
   Real estate-commercial                          84,638               88,321               80,809
   Real estate-construction                        19,595               15,510               11,719
   Real estate-residential                         97,256              102,418              106,926
   Consumer                                        16,559               17,626               17,765
   Industrial revenue bonds                         7,289                7,789                8,136
   Other                                            4,431                9,946               10,439
                                                 --------             --------             --------
                                                 $294,642             $303,824             $297,345
                                                 ========             ========             ========

     The Company's loan portfolio totaled $294,642,000 at June 30, 1996. This represents a decline of approximately $9.2 million since December 31, 1995; however, total loans increased by $2.8 million during the second quarter. This second quarter loan growth helped offset the $12 million shrinkage the portfolio experienced during the first quarter of 1996. The majority of the decline in the first quarter was the result of a few larger commercial and real estate loan payoffs, as well as, normal activity on operating lines of credit. The increase in the second quarter can be attributed to the net effects of loan payoffs in the "Other" loan category being more than offset by new commercial loan fundings, and advances to borrowers in the construction industry. The increase in the commercial loan portfolio is a result of management's focus on replacing the loan payoffs in other segments of the loan portfolio. The increase in the construction portfolio is a normal occurrence for this segment of economy. Weather in the Midwest is more conducive to the construction industry during the second and third quarters, consequently the borrowers tend to utilize their lines of credit to the greatest capacity during these two quarters. The decrease in the "Other" loan category was the result of the payoff of two bank stock loans which totalled approximately $5.3 million. As competition for borrowing relationships continues to increase, management continues to weigh both the short and long-term effects of retaining lending relationships, and while the Company would prefer to retain these relationships, doing so can result in unacceptable long-term results.

                 SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                     (dollars in thousands)
                                   SIX MONTHS ENDED    Twelve Months Ended   Six Months Ended
                                     JUNE 30, 1996     December 31, 1995      June 30, 1995
                                     -------------     -----------------      -------------
BALANCE AT BEGINNING OF PERIOD          $ 5,635             $ 7,144            $   7,144
Provision charged to expense                 30                  70                   40
Loans charged off                          (807)             (2,174)              (1,363)
Recoveries                                  443                 922                  399
Adjustment due to sale of Bay-Hermann-
 Berger Bank                                  -                (327)                (327)
                                        -------             -------            ---------
BALANCE AT END OF PERIOD                $ 5,301             $ 5,635            $   5,893
                                        =======             =======            =========
RATIOS:
   Allowance for possible loan losses
    as  % of total loans                   1.80%               1.85%                1.98%
   Allowance for possible loan losses
    as  % of nonperforming loans         110.79              172.11               176.86
   Allowance for possible loan losses
    as multiple of net charge-offs (1)     7.3X                4.5x                 6.1x


(1) Statistical information is annualized where applicable.

     The balance of the allowance for possible loan losses declined by $334,000 during the first six months of 1996, largely due to net charge-offs of $364,000. The provision for possible loan losses during the first six months was $30,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover actual and potential losses in the loan portfolio under current conditions.

     The ratio of allowance for possible loan losses as a percentage of total loans declined to 1.80% as of June 30, 1996 compared to 1.85% and 1.98% at December 31, 1995 and June 30, 1995, respectively, largely due to the aforementioned net charge-offs during the first half of the year. The ratio of the allowance for possible loan losses to nonperforming loans declined to 110.79% at June 30, 1996 compared to 172.11% and 176.86% as of December 31, 1995 and June 30, 1995, respectively. This decrease was primarily the result of an increase in nonperforming loans which is more fully described on the following page.

                              NONPERFORMING ASSETS

                                                                  (dollars in thousands)
                                                       June 30, 1996   December 31, 1995  June 30, 1995
                                                       -------------   -----------------  -------------
     Nonaccrual loans                                       $ 2,718         $ 1,811          $ 2,212
     Loans past due 90 days and still accruing interest       2,067           1,463            1,120
                                                            -------         -------          -------
            TOTAL NONPERFORMING LOANS                         4,785           3,274            3,332
     Other real estate owned                                    769             554            1,323
                                                            -------         -------          -------
            TOTAL NONPERFORMING ASSETS                      $ 5,554         $ 3,828          $ 4,655
                                                            =======         =======          =======
     RATIOS:
       Total nonperforming loans as % of total loans           1.63%           1.08%            1.12%
       Nonperforming assets as % of total loans and
          other real estate owned                              1.88            1.26             1.56
       Nonperforming assets as % of total assets               1.09            0.75             0.93

     Nonperforming assets totaled $5,554,000 or 1.09% of total assets at June 30, 1996 compared to $3,828,000 or 0.75% and $4,655,000 or 0.93% at December 31,
1995 and June 30, 1995, respectively. The increase in nonaccrual loans was the result of a commercial credit totaling $1.3 million which deteriorated during the first half of 1996, and was placed on nonaccrual status in June. The increase in loans 90 days past due and still accruing interest was due to an $800,000 commercial borrowing relationship which also began experiencing difficulties during the first half of 1996. Management anticipates resolving both of these credits through the work out process during the third quarter of 1996. While management understands that nonperforming asset levels are going to fluctuate periodically throughout the year, it is management's commitment to continue to monitor and maintain an acceptable level of nonperforming assets.

     Other real estate owned increased $215,000 during the first six months of 1996. These properties are recorded at the lower of cost or their estimated net realizable value, which means the properties are recorded on the balance sheet of the Company at an amount no greater than the amount of the net proceeds expected to be received upon the sale of the property.

      Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of June 30, 1996, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on page 8.

INVESTMENTS IN DEBT SECURITIES

     Investments in debt securities have increased approximately $12.8 million since December 31, 1995. As a result of the decrease in the loan portfolio during the first six months of 1996, the Company had additional funds available to invest in securities. In addition, the yield curve steepened during the first six months of 1996, which resulted in a wider spread between short-term and intermediate-term investment securities. This increased spread made the purchase of securities in the intermediate-term category more attractive, and therefore, management took advantage of this situation.

       The portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution. Management believes this diversity, as well as its conservative philosophy towards risk management, has resulted in a solid investment portfolio.

     The following table summarizes the amortized cost and estimated market value of the Company's available-for-sale and held-to-maturity debt securities at June 30, 1996.

                                                                     (in thousands)
                                                    AVAILABLE-FOR-SALE      HELD-TO-MATURITY
                                                    ------------------    ---------------------
                                                               Estimated              Estimated
                                                    Amortized   Market    Amortized     Market
                                                      Cost       Value      Cost        Value
                                                    ----------  --------  ---------  ---------
U.S. Treasury securities and obligations
   of U.S. Government agencies and corporations      $16,205    $15,985   $ 84,748   $ 83,816
Obligations of states and political subdivisions         530        537     21,705     22,204
Other debt securities                                  1,279      1,280        370        369
                                                     -------    -------   --------    -------
                                                      18,014     17,802    106,823    106,389
Mortgage-backed securities                            43,006     42,465      5,533      5,553
                                                     -------    -------   --------   --------
                                                     $61,020    $60,267   $112,356   $111,942
                                                     =======    =======   ========   ========

DEPOSITS

     Total deposits declined approximately $3.7 million during the first six months of 1996. This decrease was due largely to a decline in noninterest-bearing demand deposits. Depending on the funding needs of the Company's customers, the balances in these accounts can fluctuate significantly on a daily basis. In addition, customers continue to become more sophisticated in managing their cash positions, and are finding more ways to keep their noninterest-bearing deposits at a minimum.

The following table presents deposits by category as of the end of the periods indicated.

                                                                  (dollars in thousands)
                                                       June 30, 1996   December 31, 1995  June 30, 1995
                                                       -------------   -----------------  -------------
Noninterest-bearing demand deposits                       $ 55,011        $ 60,999           $ 57,010
Interest-bearing demand deposits                           124,447         123,624            116,192
Savings deposits                                            61,657          60,134             64,157
Time deposits under $100,000                               174,146         176,200            176,957
                                                          --------        --------           --------
   Total core deposits                                     415,261         420,957            414,316
Time deposits $100,000 and over/(1)/                        38,600          36,610             30,065
                                                          --------        --------           --------
   Total deposits                                         $453,861        $457,567           $444,381
                                                          ========        ========           ========

/(1)/ Deposits which are generally deemed highly interest rate sensitive.

SHORT-TERM BORROWINGS
     Short-term borrowings consist of securities sold under agreements to repurchase and a U.S. Treasury tax and loan note account. The following is a summary of short-term borrowings as of the end of the periods indicated.

                                                                  (dollars in thousands)
                                                       June 30, 1996   December 31, 1995  June 30, 1995
                                                       -------------   -----------------  -------------
Securities sold under agreements to repurchase            $  610             $307             $1,268
U.S. Treasury tax and loan note account                    1,773              472              1,784
                                                          ------             ----             ------
                                                          $2,383             $779             $3,052
                                                          ======             ====             ======


     The balance of the U. S. Treasury tax and loan note account, which houses federal tax deposits on an interim basis, fluctuates based on the cash flow needs of the U. S. Treasury Department. They periodically draw down the balance in this account and then allow it to be replenished. The maximum balance in the account is $2 million.

ASSET/LIABILITY MANAGEMENT

     The table on the following page is an analysis of the Company's interest rate-sensitive assets and liabilities as of June 30, 1996. Because such an analysis does not capture all of the factors which determine interest rate risk, the Company also utilizes a simulation model to measure its exposure to changes in interest rates. Under different rate and growth assumptions, these projections enable the Company to adjust its strategies to protect the net interest margin against significant rate fluctuations. Uniform sensitivity reports and guidelines are used by all subsidiary banks of the Company. Based on the Company's historical analysis, interest-bearing demand and savings deposits have proven to be very stable core deposits even with significant interest rate fluctuations. Accordingly, management believes these deposits are not 100% rate-sensitive within the period of three months or less. As a result, these deposits have been allocated between four repricing categories as follows: three months or less - 35%, over three months through 12 months - 20%, over one year through five years - 25%, and over five years - 20%.

     As reflected on the Repricing and Interest Rate Sensitivity Analysis on the following page, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.01x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

               REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                            (dollars in thousands)

                                 JUNE 30, 1996


                                                           Over       Over
                                                         3 months    1 year
                                              3 months    through    through    Over
                                               or less   12 months   5 years   5 years     Total
                                              --------   ---------   -------   -------     -----
Interest-earning assets:
   Due from banks - interest-bearing          $     17   $     -    $    -    $    -    $     17
   Federal funds sold                           14,650         -         -         -      14,650
   Investments available-for-sale               11,878      11,446    36,424       519    60,267
   Investments held-to-maturity                  8,114      15,820    72,555    15,267   112,356
   Loans, net of unearned discount (1)         124,766      60,326    90,302    19,248   294,642
                                              --------   ---------  --------  --------  --------
     Total interest-earning assets             160,025      87,592   199,281    35,034   481,932
                                              --------   ---------  --------  --------  --------

Cumulative interest-earning assets             160,025     247,617   446,898   481,932   481,932
                                              --------   ---------  --------  --------  --------
Interest-bearing liabilities:
   Interest-bearing demand deposits             43,556      24,889    31,113    24,889   124,447
   Savings deposits                             21,580      12,331    15,415    12,331    61,657
   Time deposits under $100,000                 41,217      62,314    70,615       -     174,146
   Time deposits $100,000 and over              17,364      16,685     4,551       -      38,600
   Short-term borrowings                         2,383         -         -         -       2,383
   Debt of employee stock ownership plan         1,779         -         -         -       1,779
                                              --------   ---------  --------  --------  --------
      Total interest-bearing liabilities       127,879     116,219   121,694    37,220   403,012
                                              --------   ---------  --------  --------  --------

Cumulative interest-bearing liabilities        127,879     244,098   365,792   403,012   403,012
                                              --------   ---------  --------  --------  --------
Gap analysis:
   Interest sensitivity gap                   $ 32,146   $ (28,627) $ 77,587  $ (2,186) $ 78,920
                                              ========   =========  ========  ========  ========
   Cumulative interest
    sensitivity gap                           $ 32,146   $   3,519  $ 81,106  $ 78,920  $ 78,920
                                              ========   =========  ========  ========  ========
Cumulative gap ratio of interest-
   earning assets to interest-bearing
   liabilities                                   1.25x       1.01x     1.22x     1.20x     1.20x
                                                 =====       =====     =====     =====     =====

(1) Nonaccrual loans are reported in the "Over 1 year through 5 years" column.


CAPITAL RESOURCES

     The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 17.75%, 16.20% and 15.83% as of June 30, 1996, December 31, 1995, and June 30, 1995, respectively, which included Tier I capital ratios of 16.49%, 14.94%, and 14.57%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

     In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized holding gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 9.83%, 9.27%, and 8.98% at June 30, 1996, December 31, 1995, and June 30, 1995,
respectively.

     Management reviews the various capital measures monthly and takes appropriate action to ensure that they are within internal and external guidelines as established by law. Management believes that the Company's current capital and liquidity positions are adequate to support its banking operations.

                             RESULTS OF OPERATIONS
EARNINGS SUMMARY

     Net income was $2,907,000 for the six months ended June 30, 1996 compared to $3,939,000 for the six months ended June 30, 1995. This decrease can be attributed to the effects of two nonrecurring items which occurred during the first six months of 1995. The first item was the gain on the sale of Bay-Hermann-Berger Bank of $825,000, with the resulting net after-tax gain being $640,000. The second item was the litigation settlement received by South Side National Bank of $1,400,000, from which attorney fees of approximately $300,000 were paid. After factoring in the estimated taxes due, the after-tax net gain was approximately $730,000. Excluding these two nonrecurring items, core net earnings for the first six months of 1995 were $2,569,000. Therefore, excluding the effects of these nonrecurring items, the Company achieved a $338,000, or 13%, increase in core net earnings in the first six months of 1996 versus the first six months of 1995. Because these nonrecurring items occurred in the first half of the prior year, they will distort the comparisons for the remainder of 1996.

     Net income for the second quarter of 1996 was $1,359,000 compared to $1,361,000 in the second quarter of 1995. This consistency in net income on a comparative basis was the result of a $128,000 increase in net interest income being offset by losses on the sales of other real estate owned.

     Earnings per common share were $1.08 for the first six months of 1996 compared to $1.50 for the first six months of 1995, or $0.98 after consideration of the aforementioned nonrecurring items. The earnings per common share amounts were $.50 and $.51 for the second quarter of 1996 and 1995, respectively. The earnings per common share amounts have been retroactively adjusted for the ten-for-one stock split which occurred on February 15, 1996. The first six months net income of 1996 results in an annualized return on average assets (ROA) of 1.14% and a return on average shareholders' equity (ROE) of 11.89%. While these ratios are below the comparable ratios from the first six months of 1995 because of the aforementioned nonrecurring items, they are competitive with our peers in the industry.

NET INTEREST INCOME

     As reflected in the Selected Statistical Information table on the following page, net interest income on a tax-equivalent basis decreased by $21,000 in the first six months of 1996 when compared to the first six months of 1995. This decrease was the result of a decline in the net interest margin from 4.42% to 4.30%, which was partially offset by an increase in average earning assets in 1996 compared to 1995. The decline in the net interest margin can be attributed to a combination of factors. First, the Company has experienced a shift in the deposit mix, with approximately $14 million in additional time deposits as compared to the previous year. Secondly, competitive pressure for loans resulted in a slight decrease in average loans for the first six months of 1996 compared to the first six months of 1995. Because there was not a proportionate increase in the loan portfolio to offset the higher cost of funds, the net interest margin was negatively affected.

                       SELECTED STATISTICAL INFORMATION

The following is selected statistical information for Southside Bancshares Corp. and subsidiaries.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

    Condensed Consolidated Average Balance Sheet and Average Interest Rates
                            (dollars in thousands)

                                               SIX MONTHS ENDED JUNE 30,
- --------------------------------------------------------------------------------------------------------------------------
                                                                        1996                              1995
- --------------------------------------------------------------------------------------------------------------------------
                                                                                 AVERAGE                           AVERAGE
                                                                      INTEREST    RATES                 INTEREST    RATES
                                                           AVERAGE    INCOME\    EARNED\     AVERAGE    INCOME\    EARNED\
                                                           BALANCE    EXPENSE    PAID(3)     BALANCE    EXPENSE    PAID(3)
                                                           --------   --------   -------     --------   --------   -------
                        ASSETS
Loans, net of unearned discount (1) (2) (3)                $295,367   $13,267     8.98%      $295,436   $13,359     9.04%
Investments in debt securities:
    Taxable(4)                                              143,262     4,242     5.92        141,500     4,152     5.87
    Exempt from Federal income tax (3) (4)                   22,643       971     8.58         22,421       973     8.68
Short-term investments                                       20,088       536     5.34          9,958       290     5.82
                                                           --------   -------                --------   -------
        Total interest-earning assets/interest
          income/overall yield (3)                          481,360    19,016     7.90        469,315    18,774     8.00
                                                                      -------     ====                  -------     ====
Allowance for possible loan losses                           (5,583)                           (6,558)
Cash and due from banks                                      15,562                            17,268
Other assets                                                 18,485                            22,689
                                                           --------                          --------
            TOTAL ASSETS                                   $509,824                          $500,714
                                                           ========                          ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits               $182,193     2,773     3.04%      $188,333     2,938     3.12%
Time deposits                                               214,721     5,756     5.36        200,722     5,182     5.16
Short-term borrowings                                         1,912        51     5.33          3,943       118     5.99
Debt of employee stock ownership plan                         2,304        95     8.25          1,222        55     9.00
Subordinated capital notes                                        -         -        -          2,467       119     9.65
                                                           --------   -------                --------   -------
        Total interest-bearing liabilities/interest-
          expense/overall rate                              401,130     8,675     4.33        396,687     8,412     4.24
                                                                      -------     ====                  -------     ====
Non-interest-bearing demand deposits                         54,999                            58,656
Other liabilities                                             4,803                             4,153
Shareholders' equity                                         48,892                            41,218
                                                           --------                          --------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $509,824                          $500,714
                                                           ========                          ========
NET INTEREST INCOME                                                   $10,341                           $10,362
                                                                      =======                           =======
NET INTEREST MARGIN ON AVERAGE INTEREST-EARNING ASSETS                            4.30%                             4.42%
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


            FIRST SIX MONTHS 1996 COMPARED TO FIRST SIX MONTHS 1995
                                 (in thousands)

                                                                     Increase (decrease)
                                                                      due to change in
                                                         Net         -------------------
                                                       Increase      Average     Average
                                                      (Decrease)     Volume       Rate
                                                      ----------     -------     -------
Changes in interest income on:
 Loans                                                  $ (92)        $  (3)      $ (89)
 Investments in debt securities:
  Taxable                                                  90            53          37
  Nontaxable                                               (2)            9         (11)
 Short-term investments                                   246           272         (26)
                                                        -----         -----       -----
    TOTAL INTEREST INCOME                                 242           331         (89)
                                                        -----         -----       -----

Changes in interest expense on:
 Interest-bearing demand and savings deposits            (165)          (92)        (73)
 Time deposits                                            574           369         205
 Short-term borrowings                                    (67)          (55)        (12)
 Debt of employee stock ownership plan                     40            45          (5)
 Subordinated capital notes                              (119)         (119)          -
                                                        -----         -----       -----
    TOTAL INTEREST EXPENSE                                263           148         115
                                                        -----         -----       -----
CHANGE IN NET INTEREST INCOME                           $ (21)        $ 183       $(204)
                                                        =====         =====       =====


PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses remained at a relatively low level of $30,000 during the first six months of 1996. Based on the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses. Management will continue to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.


NONINTEREST INCOME

     Noninterest income decreased $2,031,000 when comparing the first six months of 1996 to the first six months of 1995. However, the decrease was due to the $825,000 gain on the sale of Bay-Hermann-Berger Bank (described in Note 3) and the $1,400,000 litigation settlement received by South Side National Bank (described in Note 2). Excluding the effects of these two items, noninterest income increased by $194,000 due in part to a decrease in net losses on the sale of other real estate owned. Other income also increased as a result of additional revenue generated by the Company's merchant charge card operations.

     Noninterest income in the second quarter of 1996 was $708,000 compared to $797,000 in the second quarter of 1995. This decrease is largely the result of losses in the sale of other real estate owned. In the prior year, gains of $56,000 were recognized on these sales, while in 1996, losses of $35,000 were recognized during the second quarter.


NONINTEREST EXPENSE

     Noninterest expense for the first six months of 1996 was $639,000 less than the comparable expense from the prior year. This decrease can largely be attributed to decreases in data processing expense, FDIC assessment, attorney fees and other expense, which were partially offset by an increase in salaries and employee benefits and net occupancy and equipment expense. The reduction in data processing expense was due to the data processing conversion completed in 1995. One of the objectives of the conversion was to reduce the monthly data processing expense, although a portion of this savings has been offset by an increase in equipment expense. The decrease in the FDIC assessment was a result of the Bank Insurance Fund achieving its federally-mandated fully funded level in 1995. When this occurred, the FDIC assessment rate paid by most institutions dropped to the minimum level required by law. The Company does, however, still have a small portion of deposits, which were acquired from the Resolution Trust Corporation in 1990, which are covered by the Savings Association Insurance Fund. The Company is assessed a higher premium on these deposits. Attorney fees in 1995 included the $300,000 in fees pertaining to the litigation settlement at South Side National Bank. Excluding these fees, the expense was comparable between the two time periods. The increase in net occupancy and equipment expense can be partially attributed to the increased equipment cost associated with the data processing conversion. The remainder of the increase was the result of a new facility opened by South Side National Bank on February 1, 1996. This is the seventh location for the Company's lead bank and the thirteenth location for the organization as a whole.

     Noninterest expense during the second quarter of 1996 was $3,799,000 versus $3,775,000 in the prior year. The increase was the result of increases in salaries and employee benefits and net occupancy and equipment expense, which were partially offset by a decline in the FDIC assessment. These fluctuations are largely attributable to the same factors as the year-to-date information above.


INCOME TAXES

     Federal income tax expense for the first six months of 1996 was $1,124,000 compared to $1,473,000 in the first six months of 1995. The decrease was due to a decline in the first six months pretax earnings. The effective tax rate increased to 27.88% in 1996 from 27.21% in 1995. This increase was largely due to the gain on the sale of Bay-Hermann-Berger Bank during 1995. Because of differences between the book and tax basis of this asset, the effective tax rate on the sale, on a book basis, was approximately 22%. Without any comparable event in the current year, the effective tax rate increased. The effective income tax rate for the second quarter of 1996 was comparable to the effective income tax rate for the second quarter of 1995.


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

Item 2. (continued)

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

                   COMMON STOCK - MARKET PRICE AND DIVIDENDS

     The table below sets forth the high and low closing bid prices of the Company's common stock for the periods presented. The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System/Small-Cap Market System ("NASDAQ/SCM") under the symbol SBCO. Accordingly, information included below represents the high and low bid prices of the common stock reported on NASDAQ/SCM. The information presented has been retroactively adjusted to reflect the effects of the ten-for-one stock split on February 15, 1996.

                                                                            Dividends
                                                     Book                    Paid Per
                      High Bid   Low Bid   Close     Value   Market/Book   Common Share
                      --------   -------   ------   ------   -----------   ------------
2nd Quarter - 1996     $20.00    $19.00    $20.00   $18.25     109.59%        $0.12
1st Quarter - 1996      21.00     19.00     19.00    18.00     105.56          0.10

4th Quarter - 1995      20.00     17.80     20.00    17.64     113.38          0.10
3rd Quarter - 1995      17.80     17.50     17.80    17.15     103.79          0.10
2nd Quarter - 1995      17.00     16.00     17.00    16.75     101.49          0.10
1st Quarter - 1995      16.00     16.00     16.00    15.96     100.25          0.065



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the normal course of business, the Company had certain routine lawsuits pending at June 30, 1996. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's regular Annual Meeting of Shareholders was held on April 25, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

     At the meeting, shareholders (i) elected three Class I Directors, each to serve for a term of three years, and (ii) ratified the appointment by the Board of Directors, KPMG Peat Marwick LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ended December 31, 1996.

     Management's Director nominees were: Norville K. McClain, Richard G. Schroeder, Sr., and Thomas M. Teschner.

     The Directors elected at the meeting were: Norville K. McClain, Richard G. Schroeder, Sr., and Thomas M. Teschner. The names of each of the Directors whose term of office as a Director continued after the meeting is as follows: Joseph
W. Beetz (term expiring 1997); Ralph Crancer Jr. (term expiring 1997); Howard F. Etling (term expiring 1997); Douglas P. Helein (term expiring 1998); Earle J. Kennedy, Jr. (term expiring 1998); Daniel J. Queen (term expiring 1998); Norville K. McClain (term expiring 1999); Richard G. Schroeder, Sr. (term expiring 1999); and Thomas M. Teschner (term expiring 1999).

     The following is a tabulation of voting for Directors:

                                        Shares      Shares      Shares
                                         Voted       Voted      Voted
                   Nominee                For       Against    Withheld
          -------------------------    ---------    -------    --------
          Norville K. McClain          2,640,380     2,540      18,810
          Richard G. Schroeder, Sr.    2,642,920         -      18,810
          Thomas M. Teschner           2,636,440     6,480      18,810


     With respect to the ratification of the appointment of KPMG Peat Marwick LLP, there were 2,645,340 shares voted "For" and 6,860 shares voted "Against", with 9,530 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SOUTHSIDE BANCSHARES CORP.
                                        --------------------------



August 14, 1996                         /s/  Thomas M. Teschner
- ---------------                         --------------------------------------
                                        Thomas M. Teschner
                                        President
                                        (Principal Executive Officer)



August 14, 1996                         /s/  Joseph W. Pope
- ---------------                         --------------------------------------
                                        Joseph W. Pope
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer, Controller, and Principal
                                        Accounting Officer)