Form 10-Q
period 1996-09-30
SOUTHSIDE BANCSHARES CORP
filed 1996-11-13
CIK 703970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                 FORM 10-Q

                                  (MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              SEPTEMBER 30, 1996
                               -----------------------------------------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from___________________ to ________________________

Commission file number 0-10849

                          SOUTHSIDE BANCSHARES CORP.
           --------------------------------------------------------
(Exact name of registrant as specified in its charter)

           MISSOURI                                      43-1262037
-------------------------------          -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                 63116
-----------------------------------------  ----------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000
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

Yes    X      No
    -------      ---------

         At   NOVEMBER 14, 1996  , the number of shares outstanding of the
            ---------------------
registrant's common stock was   2,836,670.
                              ------------

                           SOUTHSIDE BANCSHARES CORP.

                                     INDEX

                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

          Item 1.    Condensed Consolidated Financial Statements:

                     Condensed Consolidated Balance Sheets at
                       September 30, 1996 and December 31, 1995              3

                     Condensed Consolidated Statements of Income for
                       the nine months and three months ended
                       September 30, 1996 and September 30, 1995             4

                     Condensed Consolidated Statements of Cash Flows for
                       the nine months ended September 30, 1996 and
                       September 30, 1995                                    5

                    Notes to Condensed Consolidated Financial Statements     6

          Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         6

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                       19

          Item 6.   Exhibits and Reports on Form 8-K                        19

                    Signatures                                              20

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                   (dollars in thousands except share data)
                                  (unaudited)

                                                                      SEPTEMBER 30,   December 31,
ASSETS                                                                    1996           1995
                                                                      ------------    -----------
Cash and due from banks                                                 $ 17,732       $ 16,912
Due from banks - interest-bearing                                             --             18
Federal funds sold                                                        17,600         19,100
Investments in debt securities:
  Available-for-sale, at market value                                     60,386         50,152
  Held-to-maturity, at amortized cost
    (approximate market value of $113,901
    in 1996, and $110,494 in 1995)                                       114,062        109,622
                                                                        --------       --------
       Total investments in debt securities                              174,448        159,774
                                                                        --------       --------
Loans, net of unearned discount
 Less allowance for possible loan losses                                 296,389        303,824
                                                                          (5,730)        (5,635)
                                                                        --------       --------
       Loans, net                                                        290,659        298,189
                                                                        --------       --------
Bank premises and equipment                                               10,979         10,777
Other assets                                                               8,013          8,138
                                                                        --------       --------
       TOTAL ASSETS                                                     $519,431       $512,908
                                                                        ========       ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                                             $ 57,430       $ 60,999
 Interest-bearing demand and savings                                     182,818        183,758
 Time deposits                                                           218,820        212,810
                                                                        --------       --------
       Total deposits                                                    459,068        457,567

Short-term borrowings                                                      1,925            779
Debt of employee stock ownership plan                                      1,779          2,987
Other liabilities                                                          5,147          4,275
                                                                        --------       --------
       Total liabilities                                                 467,919        465,608
                                                                        --------       --------
Commitments and contingent liabilities
Shareholders' equity:
 Cumulative preferred stock, no par value, 1,000,000 shares
  authorized and unissued                                                     --             --
 Common stock, $1 par value, 5,000,000 shares authorized,
  2,859,010 shares issued and outstanding in 1996 and 1995                 2,859          2,859
Surplus                                                                    5,798          5,766
Retained earnings                                                         45,449         41,655
Unearned employee stock ownership plan shares                             (1,631)        (2,688)
Treasury stock, 22,340 shares in 1996 and 9,630 shares in 1995              (450)          (167)
Net unrealized losses on available-for-sale securities                      (513)          (125)
                                                                        --------       --------
       Total shareholders' equity                                         51,512         47,300
                                                                        --------       --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $519,431       $512,908
                                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                   (dollars in thousands except share data)
                                  (unaudited)

                                                                NINE MONTHS ENDED       THREE MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                                 1996        1995         1996        1995
                                                              ----------  ----------   ----------  ----------
INTEREST INCOME:
  Interest and fees on loans                                  $   20,215  $   19,960   $    7,085  $    6,769
  Interest on investments in debt securities:
      Taxable                                                      6,548       6,148        2,306       1,997
      Exempt from Federal income taxes                               952         953          317         310
  Interest on short-term investments                                 748         548          212         258
                                                              ----------  ----------   ----------  ----------
         TOTAL INTEREST INCOME                                    28,463      27,609        9,920       9,334
                                                              ----------  ----------   ----------  ----------
INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits         4,221       4,363        1,448       1,425
  Interest on time deposits                                        8,671       8,083        2,915       2,905
  Interest on short-term borrowings                                   79         151           28          33
  Interest on debt of employee stock ownership plan                  132         110           37          55
  Interest on subordinated capital notes                              --         119           --          --
                                                              ----------  ----------   ----------  ----------
         TOTAL INTEREST EXPENSE                                   13,103      12,826        4,428       4,418
                                                              ----------  ----------   ----------  ----------
         NET INTEREST INCOME                                      15,360      14,783        5,492       4,916
  Provision for possible loan losses                                  45          55           15          15
                                                              ----------  ----------   ----------  ----------
         NET INTEREST INCOME AFTER PROVISION
          FOR POSSIBLE LOAN LOSSES                                15,315      14,728        5,477       4,901
                                                              ----------  ----------   ----------  ----------
NONINTEREST INCOME:
  Trust department                                                   658         706          201         239
  Service charges on deposit accounts                                937         903          312         306
  Net gains (losses) on sale of other real estate
      owned and other foreclosed property                             52        (163)          75         (33)
  Settlement of litigation                                            --       1,400           --          --
  Gain on sale of Bay-Hermann-Berger Bank                             --         825           --          --
  Other                                                              584         565          180         230
         TOTAL NONINTEREST INCOME                             ----------  ----------   ----------  ----------
                                                                   2,231       4,236          768         742
                                                              ----------  ----------   ----------  ----------
NONINTEREST EXPENSES:
  Salaries and employee benefits                                   5,521       5,227        1,871       1,735
  Net occupancy and equipment expense                              1,763       1,541          586         529
  Data processing                                                    351         638          108         340
  Federal Deposit Insurance Corporation assessment                   103         553           34           9
  Attorney fees                                                      242         519          132         103
  Other                                                            3,115       3,150        1,094       1,003
                                                              ----------  ----------   ----------  ----------
         TOTAL NONINTEREST EXPENSES                               11,095      11,628        3,825       3,719
                                                              ----------  ----------   ----------  ----------

         INCOME BEFORE FEDERAL INCOME TAX EXPENSE                  6,451       7,336        2,420       1,924
Federal income tax expense                                         1,701       1,995          577         522
                                                              ----------  ----------   ----------  ----------
         NET INCOME                                           $    4,750  $    5,341   $    1,843  $    1,402
                                                              ==========  ==========   ==========  ==========

SHARE DATA:
         Earnings per common share                                 $1.76       $2.03        $0.68       $0.52
                                                              ==========  ==========   ==========  ==========
         Dividends paid per common share                           $0.35      $0.265        $0.13       $0.10
                                                              ==========  ==========   ==========  ==========
         Average common shares outstanding                     2,698,864   2,631,034    2,710,294   2,696,154
                                                              ==========  ==========   ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (dollars in thousands)
                                  (unaudited)

                                                                                1996       1995
                                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  4,750   $  5,341
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                            1,426      1,248
        Provision for possible loan losses                                          45         55
        Gain on sale of Bay-Hermann-Berger Bank                                     --       (825)
        Other operating activities, net                                            309      1,489
                                                                              --------   --------
          Total adjustments                                                      1,780      1,967
                                                                              --------   --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                            6,530      7,308
                                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net (increase) decrease in Federal funds sold                            1,500     (6,300)
        Proceeds from maturities of and principal payments on
         debt securities                                                        36,069     21,007
        Purchases of debt securities                                           (51,721)   (14,899)
        Net (increase) decrease in loans                                         6,609    (12,033)
        Recoveries of loans previously charged off                                 876        600
        Proceeds from the sale of Bay-Hermann-Berger Bank,
              net of cash transferred                                               --      2,213
        Proceeds from sales of other real estate owned and other
         foreclosed property                                                       617      1,377
        Purchases of bank premises and equipment                                (1,086)    (1,334)
                                                                              --------   --------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (7,136)    (9,369)
                                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease in demand and savings deposits                             (4,509)   (23,981)
        Net increase in time deposits                                            6,010     24,602
        Net increase (decrease) in short-term borrowings                         1,146     (1,408)
        Payments to acquire treasury stock                                        (283)        --
        Repayment of subordinated capital notes                                     --     (4,190)
        Cash dividends paid                                                       (956)      (702)
        Proceeds from issuance of common stock                                      --      4,279
                                                                              --------   --------
            NET CASH USED IN FINANCING ACTIVITIES                                1,408     (1,400)
                                                                              --------   --------
            NET DECREASE IN CASH AND CASH EQUIVALENTS                              802     (3,461)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    16,930     19,028
                                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                     $ 17,732   $ 15,567
                                                                              ========   ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits and borrowings                                     $ 13,105   $ 12,251
      Income taxes                                                               1,718      1,420
                                                                              ========   ========

   Noncash transactions:
      Transfers to other real estate owned in settlement of loans             $    381   $    735
                                                                              ========   ========

 See accompanying notes to condensed consolidated financial statements.

                          SOUTHSIDE BANCSHARES CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the nine months ended September 30, 1996 and 1995.

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

                             FINANCIAL HIGHLIGHTS
                    COMPARISON OF SELECTED FINANCIAL DATA
                   (dollars in thousands except share data)

                                                          Nine Months Ended           Twelve Months Ended        Nine Months Ended
                                                          September 30, 1996           December 31, 1995         September 30, 1995
                                                          ------------------          -------------------        ------------------
EARNINGS
   Total interest income                                      $   28,463                  $   37,263               $   27,609
   Total interest expense                                         13,103                      17,335                   12,826
                                                              ----------                  ----------               ----------

   Net interest income                                            15,360                      19,928                   14,783
   Provision for possible loan losses                                 45                          70                       55
                                                              ==========                  ==========               ==========
   Net interest income after provision for possible
    loan losses                                               $   15,315                  $   19,858               $   14,728
                                                              ==========                  ==========               ==========
   Net income                                                 $    4,750                  $    6,734               $    5,341
                                                              ==========                  ==========               ==========
SHARE DATA/(1)/
   Net income                                                 $     1.76                  $     2.55               $     2.03
   Dividends paid                                                    .35                        .365                     .265
   Book value                                                      18.84                       17.64                    17.15
   Tangible book value                                             18.71                       17.49                    17.00
   Shares outstanding (period-end)                             2,836,670                   2,849,650               $2,859,010

FINANCIAL POSITION
   Total assets                                               $  519,431                  $  512,908               $  502,775
   Total deposits                                                459,068                     457,567                  447,037
   Total loans, net of unearned discount                         296,389                     303,824                  299,366
   Allowance for possible loan losses                              5,730                       5,635                    5,471
   Short-term borrowings                                           1,925                         779                    2,170
   Debt of employee stock ownership plan                           1,779                       2,987                    2,987
   Total shareholders' equity                                     51,512                      47,300                   45,972

                                SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                                          Nine Months Ended           Twelve Months Ended      Nine Months Ended
                                                          September 30, 1996(2)       December 31, 1995        September 30, 1995(2)
                                                          ---------------------       -------------------      ---------------------
   Loan-to-deposit ratio                                        64.56%                        66.40%                  66.97%
   Allowance for possible loan losses to total
      loans                                                      1.93                          1.85                    1.83
   Return on average assets                                      1.23                          1.33(3)                 1.42 (3)
   Return on average shareholders' equity                       12.79                         15.47(3)                 6.74 (3)
   Net interest margin on average interest-
    earning assets                                               4.48                          4.41                    4.40
   Average shareholders' equity to average total
     assets                                                      9.65                          8.62                    8.49
   Tier I leverage capital to adjusted total
    consolidated assets less intangibles                        10.01                          9.27                    9.14
   Tier I capital to risk-weighted assets                       16.80                         14.94                   14.93
   Total capital to risk-weighted assets                        18.06                         16.20                   16.19

(1) Share Data has been adjusted on a retroactive basis to reflect the effects of the ten for one stock split on February 15, 1996.
(2) Statistical information is annualized where applicable.
(3) Includes the gain on sale of Bay-Hermann-Berger Bank and the net litigation settlement. Excluding the after-tax effect of these two nonrecurring items, the return on average assets and shareholders' equity as of December 31, 1995 would have been 1.06% and 12.32%, respectively and as of September 30, 1995 would have been 1.05% and 12.45%, respectively.

                              FINANCIAL POSITION

     Total consolidated assets of the Company have increased slightly during 1996 to $519,431,000 at September 30, 1996 compared to $512,908,000 at December
31, 1995.

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

                     SUMMARY OF LOAN PORTFOLIO COMPONENTS

                                                                         (in thousands)
                                              September 30, 1996        December 31, 1995     September 30, 1995
                                              ------------------        ------------------    ------------------
   Commercial, financial and agricultural          $ 64,470                 $ 62,214               $ 59,603
   Real estate-commercial                            82,445                   88,321                 85,402
   Real estate-construction                          24,534                   15,510                 10,043
   Real estate-residential                           96,921                  102,418                107,039
   Consumer                                          16,749                   17,626                 18,694
   Industrial revenue bonds                           6,571                    7,789                  7,783
   Other                                              4,699                    9,946                 10,802
                                                   --------                 --------               --------
                                                   $296,389                 $303,824               $299,366
                                                   ========                 ========               ========

     The Company's loan portfolio totaled $296,389,000 at September 30, 1996. This represents a decline of approximately $7.4 million since December 31, 1995; however, total loans have increased by $4.6 million since March 31, 1996, after the portfolio balance decreased by $12 million during the first quarter of 1996. The majority of the first quarter decline was the result of a few large loan payoffs in the commercial and residential real estate and other loan categories, as well as, normal activity on operating lines of credit. The increase in the second and third quarter can be attributed to new commercial loan fundings, and advances to borrowers in the construction industry. The increase in the commercial loan portfolio is a result of management's focus on replacing the loan payoffs in other segments of the loan portfolio. The increase in the construction portfolio is a normal seasonal occurrence for this segment of economy. Management is cognizant of the major role that loans play in the overall financial performance of the Company, and has focused considerable effort and attention to new loan generation; however, the Company still faces stiff competition over new and existing borrowing relationships. Management of the Company strongly believes that the prudent course of action is to weigh both the short and long-term effects of pursuing and retaining borrowing relationships during this period of intense competition, and that this approach will contribute to the long-term financial success of the Company.

                 SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                     (dollars in thousands)
                                                NINE MONTHS ENDED     Twelve Months Ended    Nine Months Ended
                                                SEPTEMBER 30, 1996     December 31, 1995     September 30, 1995
                                                ------------------    --------------------   ------------------
BALANCE AT BEGINNING OF PERIOD                        $ 5,635               $ 7,144                $ 7,144
Provision charged to expense                               45                    70                     55
Loans charged off                                        (826)               (2,174)                (2,001)
Recoveries                                                876                   922                    600
Adjustment due to sale of Bay-Hermann-
 Berger Bank                                                -                  (327)                  (327)
                                                      -------               -------                -------
BALANCE AT END OF PERIOD                              $ 5,730               $ 5,635                $ 5,471
                                                      =======               =======                =======
RATIOS:
   Allowance for possible loan losses as
    % of total loans                                     1.93%                 1.85%                   1.83%
   Allowance for possible loan losses as
    % of nonperforming loans                           161.45                172.11                  249.48
   Allowance for possible loan losses as
    multiple of net charge-offs (1)                      (2)                   4.5x                    3.9x



(1) Statistical information is annualized where applicable.


(2) Not applicable, as the Company has experienced net recoveries through the first three quarters of 1996.

     The balance of the allowance for possible loan losses has increased by $95,000 during the first nine months of 1996, as recoveries have exceeded charge-offs by $50,000, and the Company has recorded a provision for possible loan losses during the first nine months of $45,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover actual and potential losses in the loan portfolio under current conditions.

     The ratio of allowance for possible loan losses as a percentage of total loans increased to 1.93% as of September 30, 1996 compared to 1.85% and 1.83% at December 31, 1995 and September 30, 1995, respectively, largely due to the aforementioned net recoveries during the first nine months of the year. The ratio of the allowance for possible loan losses to nonperforming loans declined to 161.45% at September 30, 1996 compared to 172.11% and 249.48% as of December 31, 1995 and September 30, 1995, respectively. This decrease was primarily the result of a slight increase in nonperforming loans which is more fully described on the following page.

                             NONPERFORMING ASSETS


                                                                               (dollars in thousands)
                                                           September 30, 1996    December 31, 1995     September 30, 1995
                                                           ------------------   --------------------   ------------------
     Nonaccrual loans                                             $ 3,065              $ 1,811              $ 1,446
     Loans past due 90 days and still accruing interest               484                1,463                  747
                                                                  -------              -------              -------
            TOTAL NONPERFORMING LOANS                               3,549                3,274                2,193
                                                                      358                  554                1,044
                                                                  -------              -------              -------
     Other real estate owned                                      $ 3,907              $ 3,828              $ 3,237
                                                                  =======              =======              =======
            TOTAL NONPERFORMING ASSETS

     RATIOS:
       Total nonperforming loans as % of total loans                 1.20%                1.08%                0.73%
       Nonperforming assets as % of total loans and
            other real estate owned                                  1.32                 1.26                 1.08
       Nonperforming assets as % of total assets                     0.75                 0.75                 0.64


     Nonperforming assets totaled $3,907,000 or 0.75% of total assets at September 30, 1996 compared to $3,828,000 or 0.75% and $3,237,000 or 0.64% at
December 31, 1995 and September 30, 1995, respectively. The increase in nonaccrual loans was the result of a commercial credit totaling $1.3 million which deteriorated during the first half of 1996, and was placed on nonaccrual status in June. Management anticipates resolving this credit through the work out process during the fourth quarter of 1996. While management understands that nonperforming asset levels are going to fluctuate periodically throughout the year, it is management's commitment to continue to monitor and maintain an acceptable level of nonperforming assets.

     Other real estate owned decreased $196,000 during the first nine months of 1996 as a result of selling some of the properties. These properties are recorded at the lower of cost or their estimated net realizable value, which means the properties are recorded on the balance sheet of the Company at an amount no greater than the amount of the net proceeds expected to be received upon the sale of the property.

     Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of September 30, 1996, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on page 8.

INVESTMENTS IN DEBT SECURITIES

     Investments in debt securities have increased approximately $14.7 million since December 31, 1995. As a result of the decrease in the loan portfolio during the first nine months of 1996, the Company had additional funds available to invest in securities. In addition, the yield curve steepened during the first nine months of 1996, which resulted in a wider spread between short-term and intermediate-term investment securities. This increased spread made the purchase of securities in the intermediate-term category more attractive, and therefore, management took advantage of this situation.

     The portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution. Management believes this diversity, as well as its conservative philosophy towards risk management, has resulted in a solid investment portfolio.

     The following table summarizes the amortized cost and estimated market value of the Company's available-for-sale and held-to-maturity debt securities at September 30, 1996.



                                                                             (in thousands)
                                                            AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                                          ----------------------    -----------------------
                                                                       Estimated
                                                          Amortized     Market      Amortized       Market
                                                            Cost         Value        Cost          Value
                                                          ---------    ---------    ---------      --------
     U.S. Treasury securities and obligations
        of U.S. Government agencies and corporations       $17,068      $16,913      $ 86,531      $ 85,669
     Obligations of states and political subdivisions          545          553        21,868        22,528
     Other debt securities                                   1,279        1,279           320           320
                                                           -------      -------      --------      --------
                                                            18,892       18,745       108,719       108,517
     Mortgage-backed securities                             42,274       41,641         5,343         5,384
                                                           -------      -------      --------      --------
                                                           $61,166      $60,386      $114,062      $113,901
                                                           =======      =======      ========      ========


DEPOSITS

     Total deposits increased approximately $1.5 million during the first nine months of 1996. This increase was largely due to an increase in time deposits $100,000 and over, partially offset by a decline in noninterest-bearing demand deposits. Depending on the funding needs of the Company's customers, the balances in these accounts can fluctuate significantly on a daily basis. In addition, customers continue to become more sophisticated in managing their cash positions, and are finding more ways to keep their noninterest-bearing deposits at a minimum.

The following table presents deposits by category as of the end of the periods indicated.



                                                                               (in thousands)
                                                          SEPTEMBER 30, 1996  December 31, 1995  September 30, 1995
                                                          ------------------  -----------------  ------------------
     Noninterest-bearing demand deposits                       $ 57,430           $ 60,999          $  55,509
     Interest-bearing demand deposits                           123,037            123,624            116,693
     Savings deposits                                            59,781             60,134             62,576
     Time deposits under $100,000                               175,698            176,200            178,321
                                                               --------           --------           --------
        Total core deposits                                     415,946            420,957            413,099
     Time deposits $100,000 and over/(1)/                        43,122             36,610             33,938
                                                               --------           --------           --------
        Total deposits                                         $459,068           $457,567           $447,037
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



                                                                          (in thousands)
                                                September 30, 1996  December 31, 1995   September 30, 1995
                                                ------------------  -----------------   ------------------
Securities sold under agreements to repurchase          $1,925             $ 307             $   386
U.S. Treasury tax and loan note account                      -               472               1,784
                                                        ------             -----             -------
                                                        $1,925             $ 779             $ 2,170
                                                        ======             =====             =======

     The balance of the U. S. Treasury tax and loan note account, which houses federal tax deposits on an interim basis, fluctuates based on the cash flow needs of the U. S. Treasury Department. They periodically draw down the balance in this account and then allow it to be replenished. The maximum balance in the account is $2 million. The increase in securities sold under agreement to repurchase is due to a new daily "repo sweep" account introduced by the Company during the third quarter. This cash management product allows commercial customers to more effectively invest their operating funds within the banks.

ASSET/LIABILITY MANAGEMENT

     The table on the following page is an analysis of the Company's interest rate-sensitive assets and liabilities as of September 30, 1996. Because such an analysis does not capture all of the factors which determine interest rate risk, the Company also utilizes a simulation model to measure its exposure to changes in interest rates. Under different rate and growth assumptions, these projections enable the Company to adjust its strategies to protect the net interest margin against significant rate fluctuations. Uniform sensitivity reports and guidelines are used by all subsidiary banks of the Company. Based on the Company's historical analysis, interest-bearing demand and savings deposits have proven to be very stable core deposits even with significant interest rate fluctuations. Accordingly, management believes these deposits are not 100% rate-sensitive within the period of three months or less. As a result, these deposits have been allocated between four repricing categories as follows: three months or less - 35%, over three months through 12 months - 20%, over one year through five years - 25%, and over five years - 20%.

     As reflected on the Repricing and Interest Rate Sensitivity Analysis on the following page, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.07x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

               REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                            (dollars in thousands)

                              SEPTEMBER 30, 1996

                                                             Over         Over
                                                           3 months      1 year
                                               3 months     through     through       Over
                                               or less     12 months    5 years     5 years      Total
                                               --------    ---------    --------    --------    --------
Interest-earning assets:
    Federal funds sold                         $ 17,600    $      -     $      -    $      -    $ 17,600
    Investments available-for-sale               11,589      11,329       35,595       1,873      60,386
    Investments held-to-maturity                  7,419      17,739       68,937      19,967     114,062
    Loans, net of unearned discount/(1)/        127,511      69,035       81,063      18,780     296,389
                                               --------    --------     --------    --------    --------
        Total interest-earning assets           164,119      98,103      185,595      40,620     488,437
                                               --------    --------     --------    --------    --------
Cumulative interest-earning assets              164,119     262,222      447,817     488,437     488,437
                                               --------    --------     --------    --------    --------
Interest-bearing liabilities:
    Interest-bearing demand deposits             43,063      24,607       30,760      24,607     123,037
    Savings deposits                             20,923      11,956       14,946      11,956      59,781
    Time deposits under $100,000                 37,227      65,465       73,006           -     175,698
    Time deposits $100,000 and over              18,807      19,646        4,669           -      43,122
    Short-term borrowings                         1,925           -            -           -       1,925
    Debt of employee stock ownership plan         1,779           -            -           -       1,779
                                               --------    --------     --------    --------    --------
        Total interest-bearing liabilities      123,724     121,674      123,381      36,563     405,342
                                               --------    --------     --------    --------    --------
Cumulative interest-bearing liabilities         123,724     245,398      368,779     405,342     405,342
                                               --------    --------     --------    --------    --------
Gap analysis:
    Interest sensitivity gap                   $ 40,395    $(23,571)    $ 62,214    $  4,057    $ 83,095
                                               ========    ========     ========    ========    ========
    Cumulative interest sensitivity gap        $ 40,395    $ 16,824     $ 79,038    $ 83,095    $ 83,095
                                               ========    ========     ========    ========    ========
Cumulative gap ratio of interest-earning
  assets to interest-bearing liabilities          1.33x       1.07x        1.21x       1.20x       1.20x
                                               ========    ========     ========    ========    ========

/(1)/ Nonaccrual loans are reported in the "Over 1 year through 5 years" column.



CAPITAL RESOURCES

     The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 18.06%, 16.20% and 16.19% as of September 30, 1996, December 31, 1995, and September 30, 1995, respectively, which included Tier I capital ratios of 16.80%, 14.94%, and 14.93%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

     In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized holding gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 10.01%, 9.27%, and 9.14% at September 30, 1996, December 31, 1995, and September 30, 1995, respectively.

    Management reviews the various capital measures monthly and takes appropriate action to ensure that they are within internal and external guidelines as established by law. Management believes that the Company's current capital and liquidity positions are adequate to support its banking operations.


                             Results of Operations
Earnings Summary

    Net income was $4,750,000 for the nine months ended September 30, 1996 compared to $5,341,000 for the nine months ended September 30, 1995. This decrease can be attributed to the effects of two nonrecurring items which occurred during the first nine months of 1995. The first item was the gain on the sale of Bay-Hermann-Berger Bank of $825,000, with the resulting net after-tax gain being $640,000. The second item was the litigation settlement received by South Side National Bank of $1,400,000, from which attorney fees of approximately $300,000 were paid. After factoring in the estimated taxes due, the after-tax net gain was approximately $730,000. Excluding these two nonrecurring items, core net earnings for the first nine months of 1995 were $3,971,000. Therefore, excluding the effects of these nonrecurring items, the Company achieved a $779,000, or 20%, increase in core net earnings in the first nine months of 1996 versus the first nine months of 1995. The improvement in core net earnings during 1996 was largely due to an increase in net interest income and a decrease in noninterest expense.

    Net income for the third quarter of 1996 was $1,843,000 compared to $1,402,000 in the third quarter of 1995. This increase in net income on a comparative basis was due largely to a $576,000 increase in net interest income partially offset by an increase in noninterest expenses of $106,000. Third quarter net interest income was positively affected by the recovery of past due interest on a nonperforming loan.

    Earnings per common share were $1.76 for the first nine months of 1996 compared to $2.03 for the first nine months of 1995, or $1.51 after consideration of the aforementioned nonrecurring items. The earnings per common share amounts were $0.68 and $0.52 for the third quarter of 1996 and 1995, respectively. The earnings per common share amounts have been retroactively adjusted for the ten-for-one stock split which occurred on February 15, 1996. The first nine months net income of 1996 results in an annualized return on average assets (ROA) of 1.23% and a return on average shareholders' equity (ROE) of 12.79%. While these ratios are below the comparable ratios from the first nine months of 1995 because of the aforementioned nonrecurring items, they are consistent with our peers in the industry.

Net Interest Income

    As reflected in the Selected Statistical Information table on the following page, net interest income on a tax-equivalent basis increased by $750,000 in the first nine months of 1996 when compared to the first nine months of 1995. Approximately one half of the increase is attributable to the aforementioned interest recovery, which in turn resulted in an increase in the net interest margin from 4.40% in 1995 to 4.48% in 1996. The remainder of the increase is due to a $14 million increase in average earning assets during 1996.

SELECTED STATISTICAL INFORMATION

The following is selected statistical information for Southside Bancshares Corp. and subsidiaries.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

  Condensed Consolidated Average Balance Sheet and Average Interest Rates
                            (dollars in thousands)

                                                        Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                          1996                                1995
------------------------------------------------------------------------------------------------------------------------------
                                                                        Average                             Average
                                                                        Interest    Rates                   Interest   Rates
                                                           Average      Income\    Earned\     Average      Income\    Earned\
                                                           Balance      Expense    Paid(3)     Balance      Expense    Paid(3)
                                                          ---------    ---------   -------    ---------    ---------   -------
                 Assets
Loans, net of unearned discount (1) (2) (3)               $ 296,274    $  20,631      9.28%   $ 296,057    $  20,202      9.10%
Investments in debt securities:
   Taxable(4)                                               146,249        6,548      5.97      139,702        6,148      5.87
   Exempt from Federal income tax (3) (4)                    23,088        1,442      8.33       22,167        1,444      8.69
Short-term investments                                       18,786          748      5.31       12,546          548      5.82
                                                          ---------    ---------              ---------    ---------
Total interest-earning assets/interest
      income/overall yield (3)                              484,397       29,369      8.08      470,472       28,342      8.03
                                                                       ---------   =======                 ---------   =======
Allowance for possible loan losses                           (5,576)                             (6,344)
Cash and due from banks                                      15,439                              16,989
Other assets                                                 18,809                              20.218
                                                          ---------                           ---------
         Total Assets                                     $ 513,069                           $ 501,335
                                                          =========                           =========

    Liabilities and Shareholders' Equity
Interest-bearing demand and savings deposits              $ 183,763        4,221      3.06%   $ 185,989        4,363      3.13%
Time deposits                                               215,753        8,671      5.36      203,759        8,083      5.29
Short-term borrowings                                         1,942           79      5.42        3,356          151      6.00
Debt of employee stock ownership plan                         2,133          132      8.25        1,630          110      9.00
Subordinated capital notes                                       -            -         -         1,645          119      9.65
                                                          ---------    ---------              ---------    ---------
         Total interest-bearing liabilities/interest-
          expense/overall rate                              403,591       13,103      4.33      396,379       12,826      4.31
                                                                       ---------   =======                 ---------   =======
Non-interest-bearing demand deposits                         54,991                              58,067
Other liabilities                                             4,953                               4,356
Shareholders' equity                                         49,534                              42,553
                                                          ---------                           ---------
         Total Liabilities and Shareholders' Equity       $ 513,069                           $ 501,335
                                                          =========                           =========
Net interest income                                                    $  16,266                          $  15,516
                                                                       =========                          =========
Net interest margin on average interest-earning
 assets                                                                               4.48%                               4.40%
                                                                                   =======                             =======



------------------------------------------------------------------------------------------------------------------------------

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

           First Nine Months 1996 Compared to First Nine Months 1995
                                 (in thousands)

                                                               Increase (decrease)
                                                                 due to change in
                                                               --------------------
                                                      Net
                                                    Increase    Average    Average
                                                   (Decrease)   Volume      Rate
                                                   ----------   -------    -------
Changes in interest income on:
   Loans                                              $  429      $  15       $414
   Investments in debt securities:
     Taxable                                             400        293        107
     Nontaxable                                           (2)        59        (61)
   Short-term investments                                200        252        (52)
                                                      ------      -----       ----
       Total interest income                           1,027        619        408
                                                      ------      -----       ----
Changes in interest expense on:
   Interest-bearing demand and savings deposits         (142)       (50)       (92)
   Time deposits                                         588        480        108
   Short-term borrowings                                 (72)       (59)       (13)
   Debt of employee stock ownership plan                  22         32        (10)
   Subordinated capital notes                           (119)      (119)         -
                                                      ------      -----       ----
       Total interest expense                           277        284         (7)

Change in net interest income                         ------      -----       ----
                                                      $  750      $ 335       $415
                                                      ======      =====       ====

Provision for Possible Loan Losses

    The provision for possible loan losses remained at a relatively low level of $45,000 during the first nine months of 1996. Based on the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses. Management will continue to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.

Noninterest Income

    Noninterest income decreased $2,005,000 when comparing the first nine months of 1996 to the first nine months of 1995; however, the decrease was caused by the $825,000 gain on the sale of Bay-Hermann-Berger Bank (described in Note 3) and the $1,400,000 litigation settlement received by South Side National Bank (described in Note 2). Excluding the effects of these two items, noninterest income increased by $220,000. This increase was largely the result of $52,000 in gains on the sales of other real estate owned in 1996 versus net losses of $163,000 in 1995.

    Noninterest income in the third quarter of 1996 was $768,000 compared to $742,000 in the third quarter of 1995. This increase is largely the result of gains on the sales of other real estate owned. In the prior year, losses of $33,000 were recognized on these sales, while in 1996, gains of $75,000 were recognized during the third quarter. These gains were partially offset by declines in the trust department and other income.

Noninterest Expense

    Noninterest expense for the first nine months of 1996 was $533,000 less than the comparable expense from the prior year. This decrease can largely be attributed to decreases in data processing expense, FDIC assessments, attorney fees and other expense, which were partially offset by an increase in salaries and employee benefits and net occupancy and equipment expense. The reduction in data processing expense was due to the data processing conversion completed in 1995. One of the objectives of the conversion was to reduce the monthly data processing expense, although a portion of this savings has been offset by an increase in equipment expense. The decrease in the FDIC assessment was a result of the Bank Insurance Fund achieving its federally-mandated fully funded level in 1995. When this occurred, the FDIC assessment rate paid by most institutions dropped to the minimum level required by law. The Company does, however, still have a small portion of deposits, which were acquired from the Resolution Trust Corporation in 1990, which are covered by the Savings Association Insurance Fund. The Company is assessed a higher premium on these deposits. Attorney fees in 1995 included the $300,000 in fees pertaining to the litigation settlement at South Side National Bank. Excluding these fees, the expense was comparable between the two time periods. The increase in net occupancy and equipment expense can be partially attributed to the increased equipment cost associated with the data processing conversion. The remainder of the increase was the result of a new facility opened by South Side National Bank on February 1, 1996. This is the seventh location for the Company's lead bank and the thirteenth location for the organization as a whole.

    Noninterest expense during the third quarter of 1996 was $3,825,000 versus $3,719,000 in the prior year. The increase was the result of increases in salaries and employee benefits and net occupancy and equipment expense, which were partially offset by a decline in data processing expense. These fluctuations are largely attributable to the same factors as the year-to-date information above.

Income Taxes

    Federal income tax expense for the first nine months of 1996 was $1,701,000 compared to $1,995,000 in the first nine months of 1995. The decrease was due to a decline in the first nine months pretax earnings. The effective tax rate decreased to 26.37% in 1996 from 27.19% in 1995. This decrease was largely due to an increase in interest income exempt from Federal income tax expense.

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

    In June 1995, the FASB issued SFAS 125, Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities (SFAS 125). SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

    The standards established by SFAS 125 are based on consistent applications of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities that it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

    SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

    Management does not believe the implementation of SFAS 125 will have a material effect on its consolidated financial position or results of operation.

                   Common Stock - Market Price and Dividends

    The table below sets forth the high, low and closing bid prices of the Company's common stock for the periods presented. The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System/Small-Cap Market System ("NASDAQ/SCM") under the symbol SBCO. Accordingly, information included below represents the high and low bid prices of the common stock reported on NASDAQ/SCM. The information presented has been retroactively adjusted to reflect the effects of the ten-for-one stock split on February 15, 1996.

                                                   Book                 Dividends Paid Per
                       High Bid  Low Bid  Close    Value  Market/Book      Common Share
                       --------  -------  ------  ------  -----------   ------------------
3rd Quarter - 1996       $20.50   $20.25  $20.50  $18.84    108.81%           $ 0.13
2nd Quarter - 1996        20.00    19.00   20.00   18.25    109.59              0.12
1st Quarter - 1996        21.00    19.00   19.00   18.00    105.56              0.10

4th Quarter - 1995        20.00    17.80   20.00   17.64    113.38              0.10
3rd Quarter - 1995        17.80    17.50   17.80   17.15    103.79              0.10
2nd Quarter - 1995        17.00    16.00   17.00   16.75    101.49              0.10
1st Quarter - 1995        16.00    16.00   16.00   15.96    100.25              0.065


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

    In the normal course of business, the Company had certain routine lawsuits pending at September 30, 1996. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          None

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOUTHSIDE BANCSHARES CORP.
                                   --------------------------------------------



November 14, 1996                   /s/ Thomas M. Teschner
-----------------                  --------------------------------------------
                                   Thomas M. Teschner
                                   President
                                   (Principal Executive Officer)



November 14, 1996                   /s/ Joseph W. Pope
-----------------                  --------------------------------------------
                                   Joseph W. Pope
                                   Senior Vice President and Chief
                                   Financial Officer (Principal Financial
                                   Officer, Controller, and Principal
                                   Accounting Officer)