Form 10-K
period 1996-12-31
SOUTHSIDE BANCSHARES CORP
filed 1997-03-31
CIK 703970

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended December 31, 1996.
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (No Fee Required)

            For the transition period from __________ to __________

                         Commission File Number 0-10849

                           SOUTHSIDE BANCSHARES CORP.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             MISSOURI                                                                    43-1262037
----------------------------------------                                  ---------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

  3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                                        63116
-----------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                        (Zip Code)

Registrant's Telephone Number, Including Area Code:    (314) 776-7000
                                                     ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
               Title of Each Class                 on Which Registered
               -------------------                ----------------------
                     NONE                                    NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)

                      ------------------------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 17, 1997, the aggregate market value, computed by the average bid and asked prices, of the voting stock held by non-affiliates of the Registrant was approximately $73,727,420.00.

         At March 17, 1997, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 2,835,670.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Part I and Part II); and

(2) Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 24, 1997 (Part III).
================================================================================

                                     PART I

ITEM 1.  BUSINESS

         (a)     General

         Southside Bancshares Corp. (the "Registrant" or "Southside") was incorporated under the laws of the State of Missouri on January 25, 1982. Southside became a registered bank holding company on January 3, 1983, when South Side National Bank in St. Louis and a wholly-owned subsidiary of the Registrant were merged on that date. The wholly-owned subsidiary of the Registrant now continues banking operations under the name "South Side National Bank in St. Louis." Prior to such merger, the Registrant was not actively involved in any banking operations. Southside's principal office is located at 3606 Gravois Avenue, St. Louis, Missouri 63116.

         Southside, through its subsidiary banks, is primarily engaged in commercial banking and providing trust services. The Registrant and its subsidiaries had, at December 31, 1996, consolidated total assets of approximately $528 million. The following table shows the year of acquisition, total assets, total loans and total deposits at December 31, 1996, of each of Southside's wholly-owned subsidiary banks, all of which are located in Missouri.

                                                                                    (in thousands)
                                  Year of              --------------------------------------------------------------------------
            Bank                Acquisition             Total Assets                 Total Loans            Total Deposits
            ----                -----------             ------------                 -----------            --------------
South Side National Bank
  in St. Louis                       1983                  $338,077                    $172,877                $299,586
State Bank of DeSoto                 1983                  $ 54,340                    $ 38,049                $ 48,449
Bank of Ste. Genevieve               1985                  $ 89,490                    $ 51,686                $ 79,897
The Bank of St. Charles
  County                             1986                  $ 44,286                    $ 31,851                $ 39,732


         The Registrant's subsidiary banks, which operated 13 banking offices in Missouri during 1996, are engaged in the general banking business of accepting funds for deposit, making loans, renting safe deposit boxes and performing such other banking services as are usual and customary in banks of similar size and character. All of the subsidiary banks offer real estate, commercial and consumer loans. Customers of all subsidiary banks are offered regular checking, interest-bearing checking, money market, savings, certificates of deposit and IRA accounts. South Side National Bank in St. Louis ("SSNB"), State Bank of DeSoto and The Bank of St. Charles County also provide BankMate and CIRRUS 24-hour automated teller machines. Bank of Ste. Genevieve has a 24-hour banking machine on the Shazam and Plus automated teller networks at its Plaza Bank location. SSNB also provides a 24-hour automated teller machine (ATM) at its Customer-Bank Communications Terminal branch in St. Anthony's Medical Center located at 10010 Kennerly Road, St. Louis County, Missouri 63128.

         Customers of all of the subsidiary banks are also offered the services of the trust department of SSNB. At December 31, 1996, the combined market value of fiduciary and custodial assets under management of the trust department was approximately $276 million, which are not included in the consolidated assets of the Registrant as they do not represent assets of the Registrant.

         The responsibility for the management of the subsidiary banks remains with the officers and directors of the respective banks. Southside provides the subsidiary banks with assistance and service in auditing, record keeping, tax planning, trust operations, new business development, lending, regulatory compliance and human resources management.

         Southside has nine officers. Southside utilizes, to the extent necessary, the officers, employees and services of its banking subsidiaries. The total number of full and part-time employees of the Registrant and its wholly-owned subsidiaries was 217 and 34, respectively, on December 31, 1996.

         The information on page 4 of the Southside Bancshares Corp. 1996 Annual Report is incorporated herein by reference.

         (b)     Supervision and Regulation

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

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted. As of September 29, 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry, subject to state deposit caps and a 10% nationwide deposit cap. This legislation also provides that, subject to future action by individual states, a holding company has the right, commencing on June 1, 1997, to convert the banks which it owns in different states to branches of a single bank. States are permitted to "opt out" of this full interstate branching provision prior to the effective date, but may not "opt out" of the law allowing bank holding companies from other states to enter such states. Alternatively, states may "opt in" earlier than June 1, 1997. As of the date hereof, the state of Missouri, in which all of the Registrant's subsidiary banks are located, has neither "opted in" nor "opted out" of the interstate branching provisions of this legislation.

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

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve Board. Written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier I capital. The foregoing prior notice requirement also applies to commencing non-banking activity de novo which has been previously approved by order of the Federal Reserve Board, but not yet implemented by regulations. EGRPRA also provides for the recapitalization of the Savings Association Insurance Fund in order to bring that fund into parity with the BIF of the FDIC.

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

         The information contained in note 11 of the Notes to Consolidated Financial Statements on pages 39 and 40 of the Southside Bancshares Corp. 1996 Annual Report is incorporated herein by reference.

         (c)     Competition

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

         (e)     Statistical Information

         The following selected statistical information relative to Southside and its subsidiaries should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Southside Bancshares Corp. 1996 Annual Report, incorporated herein by reference.

                        SELECTED STATISTICAL INFORMATION
I.       Loan Portfolio

         A.      Types of Loans

         The following table shows the classification of loans by major category at December 31 for the years shown.


                                                                    (in thousands)

                                           -----------------------------------------------------------------------------------
                                               1996          1995            1994         1993          1992
                                           -----------------------------------------------------------------------------------
Commercial, financial
 and agricultural                              $62,016        $ 62,214     $ 69,219      $ 73,566     $ 88,026
Real estate-commercial                          82,045          88,321       82,807        86,258       90,860
Real estate-construction                        26,067          15,510       11,019         9,540       17,555
Real estate-residential                         96,039         102,418      108,134       110,806      132,941
Consumer                                        17,304          17,626       18,334        18,849       19,797
Industrial revenue bonds                         6,373           7,789        9,311         8,544       10,841
Other loans                                      4,619           9,946        2,573           668          839
                                               -------         -------      -------       -------      -------

  TOTAL LOANS                                 $294,463        $303,824     $301,397      $308,231     $360,859
                                               =======         =======      =======       =======      =======


      B.      Maturities and Sensitivities of Loans to Changes in Interest Rates

         The following table shows the remaining maturities of selected loan categories at December 31,
                                                  1996.  (in thousands)

                                           ----------------------------------------------------------------------------------------
                                              One year          Over one up            Over
                                              or less*          to 5 years           5 years          Total
                                           ----------------------------------------------------------------------------------------
Commercial, financial
 and agricultural                                 $44,615             $16,178           $1,223        $62,016
Real estate-construction                           22,300               3,767              -           26,067
Other loans                                         4,619                -                 -            4,619
                                                   ------             -------           ------         ------
     TOTAL                                        $71,534             $19,945           $1,223        $92,702
                                                   ------              ------            -----         ------

* Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due "One year or less."

The following table shows the amount of loans above having maturities over one year which have predetermined interest rates, and the amount which have floating or adjustable interest rates at December 31, 1996 (in thousands).

Loans with predetermined interest rates                              $19,130
Loans with floating or adjustable interest rates                       2,038
                                                                      ------
                                                                     $21,168
                                                                     =======

II.      Summary of Loan Loss Experience

         The information under the caption Allowance for Loan Losses and Risk Elements on pages 8 through 10 of the Southside Bancshares Corp. 1996 Annual Report is incorporated herein by reference.

         The following table analyzes the loan loss experience of the Registrant for the periods indicated:

                                                                     (dollars in thousands)
                                                                    Years Ended December 31,

                                           ----------------------------------------------------------------------------------------
                                               1996          1995            1994         1993          1992
                                           ----------------------------------------------------------------------------------------
Average loans outstanding, net of
  unearned discount                         $295,683         $297,480      $294,749      $330,869     $394,967
                                             =======          =======       =======       =======      =======

Allowance at beginning of year              $  5,635         $  7,144      $  8,334      $  9,994     $  6,646
                                            --------         --------      --------      --------     --------

Loans charged off:
  Commercial, financial and
     agricultural                                878            1,606           821         3,087        1,976
  Real estate - construction                      -              -             -              -            -
  Real estate - residential                       93              294         1,302         1,884        1,290
  Consumer                                       248              274           195           528          975
                                              ------          -------       -------       -------      -------

  Total loans charged off                      1,219            2,174         2,318         5,499        4,241
                                              ------          -------       -------       -------      -------

Recoveries:
  Commercial, financial and
     agricultural                                869              661           276           615          278
  Real estate - construction                      -                -             -             -            -
  Real estate - mortgage                         171              186           568           531            6
  Consumer                                        86               75            91            85           63
                                              ------          -------       -------       -------      -------

  Total recoveries                             1,126              922           935         1,231          347
                                              ------          -------       -------       -------      -------

Net loans charged off                             93            1,252         1,383         4,268        3,894
                                              ------          -------       -------       -------      -------

Provisions charged to
  operating expense                               60               70           193         2,608        7,242
                                              ------          -------       -------       -------      -------

Adjustment due to sale of
  Bay-Hermann-Berger Bank                        -               (327)           -             -            -
                                              ------          --------      -------       -------      -------

Allowance at end of year                     $ 5,602         $  5,635      $  7,144      $  8,334     $  9,994
                                              ======          =======       =======       =======      =======

Ratio of net charge-offs during
  year to average loans outstanding             0.03%            0.42%         0.47%         1.29%        0.99%
                                              ======          =======       =======      ========      =======

         The following table sets forth at the end of each reported period, a breakdown of the allowance for possible loan losses by major categories of loans and the percentage of loans in each category to total loans at the dates indicated:

                                                            Years Ended December 31,
                                                              (dollars in thousands)

                   ----------------------------------------------------------------------------------------------------------------
                         1996                   1995                 1994                 1993                  1992
                   ----------------------------------------------------------------------------------------------------------------
                            Percent of              Percent of            Percent of             Percent of            Percent of
                            Loans in Each           Loans in Each         Loans in Each          Loans in Each         Loans in Each
                            Category To             Category To           Category To            Category To           Category To
                 Allowance  Total Loans  Allowance  Total Loans Allowance Total Loans  Allowance Total Loans Allowance Total Loans
                 ---------  -----------  ---------  ----------- --------- -----------  --------- ----------- ---------  -----------
Commercial,
  financial and
  agricultural      $3,902    23.2%      $3,935       23.0%     $5,094     26.0%        $5,984     26.6%      $6,644     27.4%

Real estate -
  construction        300     8.9%          300        5.1%        300      3.7%           300      3.1%         300      4.9%

Real estate -
  mortgage          1,000    60.5%        1,000       62.8%      1,500     63.4%         1,500     63.9%       2,000     62.0%

Consumer loans to
  individuals         200     5.8%          200        5.8%        200      6.1%           500      6.2%       1,000      5.5%

Other loans
  (Unallocated)       200     1.6%          200        3.3%         50      0.8%            50      0.2%          50      0.2%
                    -----    -----       ------     --------    -------  --------      --------  --------    --------  --------
                   $5,602   100.0%      $ 5,635      100.0%    $ 7,144    100.0%       $ 8,334    100.0%     $ 9,994    100.0%
                    =====   ======       ======     ========    =======  ========      ========  ========    ========  ========

III.     Investment Portfolio

         The information contained in note 2 of the Notes to Consolidated Financial Statements on pages 34 and 35 of the Southside Bancshares Corp. 1996 Annual Report is incorporated herein by reference. The following table summarizes the carrying values and weighted average yields of investments in debt securities by contractual maturity. Actual maturities will differ from contractual maturities, because borrowers have the right to prepay obligations with or without prepayment penalties. A maturity distribution for mortgage-backed securities has not been prepared due to their accelerated prepayment characteristics.

                                                                             (dollars in thousands)
                                                                                DECEMBER 31, 1996
                                                          --------------------------------------------------------

                                                              AVAILABLE FOR SALE                  HELD TO MATURITY
                                                              ------------------                  ----------------

                                                          CARRYING          AVERAGE          CARRYING          AVERAGE
                                                           VALUE            YIELD*            VALUE             YIELD*
                                                           -----            -----             -----             -----
 U.S. TREASURY SECURITIES AND OBLIGATIONS OF U.S.
    GOVERNMENT AGENCIES AND CORPORATIONS:

       Within 1 year                                        $4,713              5.83%         $23,808              5.32%
       After 1 but within 5 years                           13,724              5.87           59,471              5.98

       After 5 but within 10 years                             408              6.00            9,190              5.83

       After 10 years                                          -                 -                -                 -
                                                           -------                           --------
                        Total                               18,845              5.87           92,469              5.80
                                                           =======                           ========

 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS:
       Within 1 year                                           146              4.45              620              6.23

       After 1 but within 5 years                              305              7.21            8,536              6.06

       After 5 but within 10 years                               -                 -           11,232              5.32
       After 10 years                                            -                 -            1,321              5.90
                                                           -------                           --------

                        Total                                  451              6.31           21,709              5.67
                                                           =======           =======         ========           =======
 OTHER DEBT SECURITIES:

       Within 1 year                                             -                 -                -                 -

       After 1 but within 5 years                            1,179              6.25              300              6.00
       After 5 but within 10 years                               -                 -                -                 -

       After 10 years                                          100              6.29              -                 -
                                                           -------                           --------           -------
                        Total                                1,279              6.25              300              6.00
                                                           =======           =======         ========           =======

 TOTAL INVESTMENT SECURITIES:

       Within 1 year                                         4,859              5.78           24,428              5.33
       After 1 but within 5 years                           15,208              5.90           68,307              5.99

       After 5 but within 10 years                             408              6.00           20,422              5.55
       After 10 years                                          100              6.29            1,321              5.90
                                                           -------                           --------

                        Total                               20,575              5.90          114,478              5.77
                                                           =======           =======         ========           =======

 MORTGAGE-BACKED SECURITIES                                 46,075              6.29            6,166              7.15
                                                           =======           =======         ========           =======
                        Total                              $66,650              6.17         $120,644              5.85
                                                           =======           =======         ========           =======

* The weighted average yield for each maturity range was calculated using the yield on each security within that range, weighted by the amortized cost of each security at December 31, 1996. The yields for obligations of states and political subdivisions exempt from federal income taxes have been adjusted to a fully tax-equivalent basis at a maximum tax rate of 34% for 1996, adjusted for the disallowance of interest cost to carry nontaxable securities.

ITEM 2.  PROPERTIES

         The Registrant owned the following physical properties as of December 31, 1996:

         South Side National Bank in St. Louis, a subsidiary of the Registrant, owns a nine-story banking and office building at 3606 Gravois Avenue in St. Louis, Missouri 63116, and the adjacent drive-up facilities and three parking lots. The Registrant and this subsidiary occupy all nine stories in the building. This subsidiary of the Registrant owns the land and bank building located at its branch facility at 10330 Gravois Road, St. Louis, Missouri 63126. This is a two story building and the lower level and a portion of the main level are leased to tenants for an annual rental of approximately $34,000. This subsidiary also owns the land and bank building at 9914 Kennerly Road in St. Louis County upon which its South County branch is located. This is a two-story building and the second floor is leased to tenants for an annual rental of approximately $83,000. This subsidiary also owns the land and bank buildings at 10385 West Florissant, Ferguson, Missouri 63136, 8440 Morganford Road, St. Louis County, Missouri 63123 and 3420 Iowa Street, St. Louis, Missouri 63118. This subsidiary leases a branch facility at 4666 Lansdowne, St. Louis, Missouri 63116.

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

         The Bank of St. Charles County owns the land and a two-story building at its banking facility at 6004 Highway 94 South, St. Charles, Missouri 63304. This subsidiary bank occupies one story in the building and leases approximately 5,000 square feet for an annual rental of approximately $19,000. This subsidiary bank owns the land and a one-story building at its facility located at 750 First Capitol Drive, St. Charles, Missouri 63301.

         In the opinion of the Registrant's management, the physical properties of the subsidiary banks are suitable and adequate and are being productively utilized.


ITEM 3.  LEGAL PROCEEDINGS

         The information contained in note 13 of the Notes to Consolidated Financial Statements on page 41 of the Southside Bancshares Corp. 1996 Annual Report is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the names and ages of the executive officers of the Registrant and their business history for the past five years:

 NAME, AGE AND POSITION WITH THE
 COMPANY                                PRINCIPAL OCCUPATIONS OR EMPLOYMENT SINCE JANUARY 1, 1992
 ------------------------------------   ---------------------------------------------------------
 Thomas M. Teschner (40)                President and Chief Executive Officer, Southside Bancshares Corp.
 President and Chief Executive          (Since June 1992); President and Chief Executive Officer, South Side
 Officer                                National Bank in St. Louis (Since October 1992); Senior Vice President
                                        and Senior Loan Officer, South Side National Bank in St. Louis and
                                        Southside Bancshares Corp. (September 1986 - June 1992).

 Joseph W. Pope (31)                    Chief Financial Officer and Senior Vice President, Southside
 Senior Vice President and              Bancshares Corp. (Since April 1995); Vice President, South Side
 Chief Financial Officer                National Bank in St. Louis (Since November 1992); Certified Public
                                        Accountant, KPMG Peat Marwick LLP (August 1987 - November 1992).


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The only class of the Registrant's common equity is common stock, $1.00 par value (the "Common Stock"). The number of shares of Common Stock of the Registrant outstanding at March 17, 1997 was 2,835,670 shares, and the market price for the Common Stock on March 17, 1997 was $23.50 bid; $28.50 asked.

         The information on page 25 of the Southside Bancshares Corp. 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information on page 5 of the Southside Bancshares Corp. 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information on pages 6 through 25 of the Southside Bancshares Corp. 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information on pages 26 through 43 of the Southside Bancshares Corp. 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information on pages 4 through 6 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 24, 1997 is incorporated herein by reference. The information on page 16 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 24, 1997, with respect to compliance by the Registrant's officers and directors with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference. The required information regarding Southside's executive officers is contained in PART I in the item captioned "Executive Officers of the Registrant."


ITEM 11.         EXECUTIVE COMPENSATION

         The information on pages 6 through 11 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 24, 1997 is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 3 and 4 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 24, 1997, is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information on page 15 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 24, 1997, is incorporated herein by reference.


                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a) The following financial statements of Southside and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in Item 8.

         1.      Financial Statements:

                 Independent Auditors' Report

                 Consolidated Balance Sheets -
                          December 31, 1996 and 1995

                 Consolidated Statements of Income -
                          Years Ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Shareholders' Equity -
                          Years Ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Cash Flows -
                          Years Ended December 31, 1996, 1995 and 1994

                 Notes to Consolidated Financial Statements

          2.     Financial Statement Schedules:

                 All other schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

          3.     Exhibits:*

                 3(a)     Restated Articles of Incorporation of the Registrant filed as Exhibit 4(a) to the
                          Registrant's Registration Statement on Form S-8 on May 2, 1994, incorporated herein by reference.

                 3(b)     Restated Bylaws of the Registrant with amendments through December 28, 1995 filed as
                          Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 on January 31, 1996,
                          incorporated herein by reference.

                 4(a)     Rights Agreement dated as of May 27, 1993 between the Registrant and Boatmen's Trust Company filed as Exhibits 1 and 2 to the Registrant's Registration Statement on Form 8-A on May 27,
                          1993, incorporated herein by reference.

                 10(a)    Employment Agreement Dated April 27, 1995 between Southside Bancshares Corp., South Side
                          National Bank in St. Louis and Thomas M. Teschner filed as Exhibit 10(b) to the Registrant's
                          Report on Form 10-K for the fiscal year ended December 31, 1995, incorporated herein by reference.

                 10(b)    Southside Bancshares Corp. 1993 Non-Qualified Stock Option Plan, filed as Exhibit 10(e) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.

                 10(c)    Deferred Compensation Agreement dated April 25, 1996 between
                          Thomas M. Teschner and Southside Bancshares Corp.

                 10(d)    Southside Bancshares Corp. Deferred Compensation Plan for
                          Directors

                 11       Computation of Net Income Per Common Share

                 13       Portions of the Annual Report to Shareholders of the Registrant for the fiscal year ended
                          December 31, 1996.

                 21       List of Subsidiaries.

                 23       Independent Auditors' Consent of KPMG Peat Marwick LLP.

                 27       Financial Data Schedule.

* The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.


(b)      Reports filed on Form 8-K:

                 The following reports on Form 8-K were filed for the three months ended December 31, 1996:

                 None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SOUTHSIDE BANCSHARES CORP.




                                                   By       /s/ Thomas M. Teschner
                                                      ------------------------------------------------------------------------
                                                            Thomas M. Teschner
                                                            President and Chief Executive Officer
                                                            (Principal Executive Officer)
March 28, 1997


                                                   By       /s/ Joseph W. Pope
                                                      ---------------------------------------------------------------------------
                                                            Joseph W. Pope
                                                            Senior Vice President and Chief Financial Officer (Principal
                                                            Financial Officer, Controller and Principal Accounting Officer)
March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




         /s/ Howard F. Etling                                       /s/ Joseph W. Beetz
---------------------------------------------------         ----------------------------------------------------------------------
         Howard F. Etling                                           Joseph W. Beetz
         Chairman of the Board                                      Director

Date:  March 28, 1997                                     Date:  March 28, 1997



         /s/ Ralph Crancer, Jr.                                     /s/ Douglas P. Helein
---------------------------------------------------         -----------------------------------------------------------------------
         Ralph Crancer, Jr.                                         Douglas P. Helein
         Director                                                   Director

Date:  March 28, 1997                                     Date:  March 28, 1997


         /s/ Thomas M. Teschner                                     /s/ Earle J. Kennedy, Jr.
---------------------------------------------------         ----------------------------------------------------------------------
         Thomas M. Teschner                                         Earle J. Kennedy, Jr.
         President, Chief Executive Officer and                     Director
         Director

Date:  March 28, 1997                                     Date:  March 28, 1997

         /s/ Norville K. McClain                                    /s/ Richard G. Schroeder, Sr.
---------------------------------------------------         -----------------------------------------------------------
         Norville K. McClain                                        Richard G. Schroeder, Sr.
         Director                                                   Director

Date:  March 28, 1997                                     Date:  March 28, 1997



         /s/ Daniel J. Queen
---------------------------------------------------
         Daniel J. Queen
         Director

Date:  March 28, 1997

                                 EXHIBIT INDEX


    REGULATION S-K                                                                                          REPORT
        EXHIBIT                                                                                              PAGE
          NO.                                             DESCRIPTION                                         NO.
     ------------                                         -----------                                      --------

         3(i)           Restated Articles of Incorporation of the Registrant filed as Exhibit 4(a) to           *
                        the Registrant's Registration Statement on Form S-8 on May 2, 1994
                        (No. 33-78454), incorporated herein by reference.

         3(ii)          Restated Bylaws of the Registrant with amendments through December 28, 1995             *
                        filed as Exhibit 4(b) to the Registrant's Registration Statement (No. 333-
                        00579) on Form S-8 on January 31, 1996, incorporated herein by reference.

         4(a)           Rights Agreement dated as of May 27, 1993 between Registrant and Boatmen's              *
                        Trust Company filed as Exhibits 1 and 2 to Registrant's Registration Statement
                        on Form 8-A on June 1, 1993 (No. 0-10849), incorporated herein by reference.

         10(a)          Employment Agreement Dated April 27, 1995 between Registrant, South Side                *
                        National Bank in St. Louis and Thomas M. Teschner filed as Exhibit 10(b) to the Registrant's Report on Form 10-K for the fiscal year ended December 31,
                        1995, incorporated herein by reference.

         10(b)          Southside Bancshares Corp. 1993 Non-Qualified Stock Option Plan, filed as               *
                        Exhibit 10(e) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.

         10(c)          Deferred Compensation Agreement dated April 25, 1996 between Thomas M.
                        Teschner and Southside Bancshares Corp., filed herewith.

         10(d)          Southside Bancshares Corp. Deferred Compensation Plan for Directors, filed herewith.

          11            Computation of Net Income Per Common Share, filed herewith.

          13            Portions of the Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1996, filed herewith.

          21            List of Subsidiaries, filed herewith.

          23            Independent Auditors' Consent of KPMG Peat Marwick LLP, filed herewith.

          27            Financial Data Schedule, filed herewith.

         *       Incorporated by reference.