Form 10-Q
period 1997-03-31
SOUTHSIDE BANCSHARES CORP
filed 1997-05-13
CIK 703970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 1997
                               --------------
                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------     ------------------------
Commission file number 0-10849

                          SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          MISSOURI                                       43-1262037
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI       63116
--------------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000
                                                     ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ----      -----
         At MAY 13, 1997, the number of shares outstanding of the registrant's common stock was 2,835,670.

                           SOUTHSIDE BANCSHARES CORP.

                                     INDEX

                                                                        Page
                                                                        ----
Part I.  FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at
          March 31, 1997 and December 31, 1996                           3


         Condensed Consolidated Statements of Income for
          the three months ended March 31, 1997
          and March 31, 1996                                             4


         Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 1997 and March
          31, 1996                                                       5

         Notes to Condensed Consolidated Financial Statements            6


 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  6


Part II. OTHER INFORMATION

 Item 1. Legal Proceedings                                              14


 Item 6. Exhibits and Reports on Form 8-K                               14


         Signatures                                                     15

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                    (dollars in thousands except share data)
                                  (unaudited)


                                                                                          MARCH 31,              December 31,
                                    ASSETS                                                 1997                     1996
                                                                                         ----------                --------
 Cash and due from banks                                                                   $ 15,201                $ 17,156
 Federal funds sold                                                                          19,400                  13,500
 Investments in debt securities:
   Available-for-sale, at market value                                                       66,903                  66,650
   Held-to-maturity, at amortized cost
       (approximate market value of $117,176
       in 1997, and $121,377 in 1996)                                                       117,175                 120,644
                                                                                           --------                --------
                  Total investments in debt securities                                      184,078                 187,294
                                                                                           --------                --------

 Loans, net of unearned discount                                                            297,093                 294,463
    Less allowance for possible loan losses                                                  (6,087)                 (5,602)
                                                                                           --------                --------
                  Loans, net                                                                291,006                 288,861
                                                                                           --------                --------
 Bank premises and equipment                                                                 10,654                  10,785
 Other assets                                                                                10,286                  10,311
                                                                                           --------                --------
                  TOTAL ASSETS                                                             $530,625                $527,907
                                                                                           ========                ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
    Noninterest-bearing demand                                                             $ 54,929                $ 58,046
    Interest-bearing demand and savings                                                     187,302                 185,589
    Time deposits                                                                           224,352                 223,641
                                                                                           --------                --------
                  Total deposits                                                            466,583                 467,276

 Short-term borrowings                                                                        3,751                   1,623
 Debt of employee stock ownership plan                                                        1,581                   1,779
 Other liabilities                                                                            5,014                   4,388
                                                                                           --------                --------
                  Total liabilities                                                         476,929                 475,066
                                                                                           --------                --------

 Commitments and contingent liabilities
 Shareholders' equity:
    Cumulative preferred stock, no par value, 1,000,000 shares
        authorized and unissued                                                                   -                       -
    Common stock, $1 par value, 5,000,000 shares authorized,
        2,859,010 shares issued and outstanding in 1997 and 1996                              2,859                   2,859
 Surplus                                                                                      5,845                   5,819
 Retained earnings                                                                           47,508                  46,448
 Unearned employee stock ownership plan shares                                               (1,532)                 (1,581)
 Treasury stock, 23,340 shares in 1997 and 22,340 shares in 1996                               (476)                   (450)
 Net unrealized losses on available-for-sale securities                                        (508)                   (254)
                                                                                           --------                --------
                  Total shareholders' equity                                                 53,696                  52,841
                                                                                           --------                --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $530,625                $527,907
                                                                                           ========                ========

 See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (dollars in thousands except share data)
                                  (unaudited)


                                                                                   1997                          1996
                                                                                 -------                       -------
 INTEREST INCOME:
   Interest and fees on loans                                                 $    6,497                   $    6,691
   Interest on investments in debt securities:
       Taxable                                                                     2,443                        1,985
       Exempt from Federal income taxes                                              308                          324
   Interest on short-term investments                                                153                          236
                                                                              ----------                   -----------
          TOTAL INTEREST INCOME                                                    9,401                        9,236
                                                                              ----------                   -----------

 INTEREST EXPENSE:
   Interest on interest-bearing demand and savings deposits                        1,410                        1,360
   Interest on time deposits                                                       2,941                        2,899
   Interest on short-term borrowings                                                  34                           29
   Interest on ESOP debt                                                              37                           58
                                                                              ----------                   ----------
            TOTAL INTEREST EXPENSE                                                 4,422                        4,346
                                                                              ----------                   ----------
          NET INTEREST INCOME                                                      4,979                        4,890
 Provision for possible loan losses                                                   15                           15
                                                                              ----------                   ----------
          NET INTEREST INCOME AFTER PROVISION
          FOR POSSIBLE LOAN LOSSES                                                 4,964                        4,875
                                                                              ----------                   ----------

 NONINTEREST INCOME:
   Trust department                                                                  237                          217
   Service charges on deposit accounts                                               321                          306
   Net gains (losses) on sales of other real estate
     owned and other foreclosed property                                             (15)                          12
   Other                                                                             139                          146
                                                                              ----------                   ----------
          TOTAL NONINTEREST INCOME                                                   682                          681
                                                                              ----------                   ----------
 NONINTEREST EXPENSES:
   Salaries and employee benefits                                                  1,804                        1,758
   Net occupancy and equipment expense                                               589                          580
   Data processing                                                                   107                           93
   Other                                                                           1,117                          966
                                                                              ----------                   ----------
          TOTAL NONINTEREST EXPENSES                                               3,617                        3,397
                                                                              ----------                   ----------

          INCOME BEFORE FEDERAL INCOME TAX EXPENSE                                 2,029                        2,159
 Federal income tax expense                                                          531                          611
                                                                              ----------                   ----------
          NET INCOME                                                          $    1,498                   $    1,548
                                                                              ==========                   ==========

 SHARE DATA:
         Earnings per common share                                            $     0.55                   $     0.58
                                                                              ==========                   ==========
         Dividends paid per common share                                      $     0.16                   $     0.10
                                                                              ==========                   ==========
         Average common shares outstanding                                     2,737,671                    2,668,965
                                                                              ==========                   ==========

See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (dollars in thousands)
                                  (unaudited)



                                                                                         1997                         1996
                                                                                      ---------                    ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $ 1,498                     $  1,548
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                                     329                          509
         Provision for possible loan losses                                                 15                           15
         Other operating activities, net                                                   530                          136
                                                                                       -------                     --------
           Total adjustments                                                               874                          660
                                                                                       -------                     --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,372                        2,208
                                                                                       -------                     --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
         Net decrease in Federal funds sold                                             (5,900)                      (4,575)
         Proceeds from maturities of and principal payments on
                      debt securities                                                   10,657                       10,115
         Purchases of debt securities                                                   (7,891)                     (16,939)
         Net (increase) decrease in loans                                               (2,704)                      11,786
         Recoveries of loans previously charged off                                        544                          210
         Proceeds from sales of other real estate owned and other
                      foreclosed property                                                   84                           36
         Purchases of bank premises and equipment                                          (88)                        (160)
                                                                                       -------                     --------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (5,298)                         473
                                                                                       -------                     --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
         Net decrease in demand and savings deposits                                    (1,404)                      (4,595)
         Net increase in time deposits                                                     711                        1,619
         Net increase (decrease) in short-term borrowings                                2,128                        1,361
         Payments to acquire treasury stock                                                (26)                          -
         Cash dividends paid                                                              (438)                        (274)
                                                                                       -------                     --------
             NET CASH USED IN FINANCING ACTIVITIES                                         971                       (1,889)
                                                                                       -------                     --------
             NET DECREASE IN CASH AND CASH EQUIVALENTS                                   1,955                          792
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           17,156                       16,930
                                                                                       -------                     --------
 CASH AND CASH EQUIVALENTS, END OF QUARTER                                             $15,201                     $ 17,722
                                                                                       =======                     ========

 Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest on deposits and borrowings                                             $ 4,207                     $  4,219
       Income taxes                                                                          -                          325
                                                                                       =======                     ========

    Noncash transactions:
       Transfers to other real estate owned in settlement of loans                     $   119                     $     23
                                                                                       =======                     ========



  See accompanying notes to condensed consolidated financial statements.

                           SOUTHSIDE BANCSHARES CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                  (unaudited)

BASIS OF PRESENTATION
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

      This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the three months ended March 31, 1997 and 1996.

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

      Statements contained in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based on management's beliefs, and assumptions made by and information currently available to management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. When used in the Company's documents or oral presentations, the words "anticipates," "believes," "estimates," "expects," "intends," "forecasts," "plan," "projects," and similar expressions are intended to identify such forward-looking statements. There can be no assurance that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

                              FINANCIAL HIGHLIGHTS
                     COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)

                                                     THREE MONTHS ENDED              Twelve Months Ended      Three Months Ended
                                                        MARCH 31, 1997                December 31, 1996         March 31, 1996
                                                        --------------                -----------------         --------------
 EARNINGS
    Total interest income                                 $    9,401                 $   37,868                 $    9,236
    Total interest expense                                     4,422                     17,526                      4,346
                                                          ----------                 ----------                     ------
    Net interest income                                        4,979                     20,342                      4,890
    Provision for possible loan losses                            15                         60                         15
                                                          -----------                ----------                     ------
    Net interest income after provision for
      possible loan losses                                $    4,964                 $   20,282                 $    4,875
                                                          ==========                 ==========                     ======
    Net income                                            $    1,498                 $    6,158                 $    1,548
                                                          ==========                 ==========                      =====


 SHARE DATA
    Net income                                            $     0.55                 $     2.27                 $     0.58
    Dividends paid                                               .16                        .50                        .10
    Book value                                                 19.60                      19.30                      18.00
    Tangible book value                                        19.49                      19.18                      17.86
    Shares outstanding (period-end)                        2,835,670                  2,836,670                  2,849,650



 FINANCIAL POSITION
    Total assets                                          $  530,625                 $  527,907                 $  512,325
    Total deposits                                           466,583                    467,276                    454,591
    Total loans, net of unearned discount                    297,093                    294,463                    291,813
    Allowance for possible loan losses                         6,087                      5,602                      5,644
    Short-term borrowings                                      3,751                      1,623                      2,140
    Debt of employee stock ownership plan                      1,581                      1,779                      1,779
    Total shareholders' equity                                53,696                     52,841                     49,350

                                SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                                    THREE MONTHS ENDED         Twelve Months Ended          Three Months Ended
                                                     MARCH 31, 1997(1)          December 31, 1996            March 31, 1996(1)
                                                     --------------             -----------------            ---------------
    Loan-to-deposit ratio                                63.67%                      63.02%                     64.19%
    Allowance for possible loan losses to total
       loans                                              2.05                        1.90                       1.93
    Return on average assets                              1.14                        1.20                       1.22
    Return on average shareholders' equity               11.22                       12.27                      12.89
    Net interest margin on average interest-
        earning assets                                    4.19                        4.42                       4.28
    Average shareholders' equity to average total
        assets                                           10.18                        9.75                       9.49
    Tier I leverage capital to adjusted total
        consolidated assets less intangibles             10.28                       10.12                       9.71

    Tier I capital to risk-weighted assets               17.01                       16.62                      16.21
    Total capital to risk-weighted assets                18.26                       17.88                      17.47


(1)  Statistical information is annualized where applicable.

                               FINANCIAL POSITION

  Total consolidated assets of the Company have increased slightly during 1997 to $530,625,000 at March 31, 1997 compared to $527,907,000 at December 31,
1996.

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

                                                                              (in thousands)
                                                      MARCH 31, 1997          December 31, 1996          March 31, 1996
                                                      --------------          -----------------          --------------
       Commercial, financial and agricultural             $ 60,036                 $ 62,016                  $ 57,185
       Real estate-commercial                               82,981                   82,045                    86,704
       Real estate-construction                             28,228                   26,067                    14,062
       Real estate-residential                              94,438                   96,039                    97,916
       Consumer                                             20,656                   17,304                    16,991
       Industrial revenue bonds                              6,102                    6,373                     7,352
       Other                                                 4,652                    4,619                    11,603
                                                          --------                 --------                  --------
                                                          $297,093                 $294,463                  $291,813
                                                          ========                 ========                  ========


  The Company's loan portfolio totaled $297,093,000 at March 31, 1997. This represents an increase of approximately $2.6 million since December 31, 1996 and $5.3 million over the quarter ending March 31, 1996. The majority of the increase was in the consumer loan category, due to automobile financing activities, which the Company began to focus on late in the fourth quarter of 1996. The remainder of the loan categories experienced fluctuations which largely offset one another. Fluctuations in these categories are not unusual due to the nature of the underlying loans and lines of credit.

                 SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                                (dollars in thousands)
                                                          THREE MONTHS ENDED           Twelve Months Ended       Three Months Ended
                                                              MARCH 31, 1997            December 31, 1996          March 31, 1996
                                                              --------------            -----------------          --------------
           BALANCE AT BEGINNING OF PERIOD                       $ 5,602                    $ 5,635                   $ 5,635
           Provision charged to expense                              15                         60                        15
           Loans charged off                                        (74)                    (1,219)                     (216)
           Recoveries                                               544                      1,126                       210
                                                                 ------                     ------                    ------
           BALANCE AT END OF PERIOD                             $ 6,087                    $ 5,602                   $ 5,644
                                                                =======                    =======                   =======



  The balance of the allowance for possible loan losses has increased by $485,000 during the first three months of 1997, as recoveries have exceeded charge-offs by $470,000, and the Company has recorded a provision for possible loan losses during the first three months of $15,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover actual and potential losses in the loan portfolio under current conditions. The ratio of allowance for possible loan losses as a percentage of total loans increased to 2.05% as of March 31, 1997 compared to 1.90% and 1.93% at December 31, 1996 and March 31, 1996, respectively, due to the aforementioned net recoveries during the first three months of the year.

s

                              NONPERFORMING ASSETS

                                                                                      (dollars in thousands)
                                                                  MARCH 31, 1997         December 31, 1996     March 31, 1996
                                                                  --------------         -----------------     --------------
      Nonaccrual loans                                                 $ 1,001              $ 1,037              $ 2,495
      Loans past due 90 days or more and still
          accruing interest                                                391                  146                1,558
                                                                       -------              -------              -------
             TOTAL NONPERFORMING LOANS                                   1,392                1,183                4,053
       Other real estate owned                                             895                  860                  556
                                                                       -------              -------              -------
             TOTAL NONPERFORMING ASSETS                                $ 2,287              $ 2,043              $ 4,609
                                                                       =======              =======              =======


      RATIOS:
        Total nonperforming loans as % of total
           loans                                                          0.47%                0.40%                1.39%
        Nonperforming assets as % of total loans and
           other real estate owned                                        0.77                 0.69                 1.58
        Nonperforming assets as % of total assets                         0.43                 0.39                 0.90






  Nonperforming assets totaled $2,287,000 or 0.43% of total assets at March 31, 1997 compared to $2,043,000 or 0.39% and $4,609,000 or 0.90% at December 31,
1996 and March 31, 1996, respectively. Slight fluctuations in the level of nonperforming assets are a normal part of the Company's business. However, management is cognizant of the need to continually ensure that nonperforming assets remain at acceptably low levels.

   Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of March 31, 1997, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on page 8.

INVESTMENTS IN DEBT SECURITIES
  Investments in debt securities have decreased approximately $3.2 million since December 31, 1996 due in part, to the increase in the loan portfolio. The investment portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution. Management believes this diversity, as well as its conservative philosophy towards risk management, has resulted in a stable investment portfolio.

DEPOSITS
  Total deposits decreased $693,000 during the first quarter of 1997. Noninterest-bearing demand deposits decreased approximately $3.1 million as corporate customers continue to become more sophisticated in managing their cash positions, and are finding more ways to keep their noninterest-bearing demand deposits at a minimum. This decline was partially offset by an increase in interest-bearing demand and savings deposits of approximately $1.7 million and an increase of $711,000 in time deposits during the first quarter of 1997.

SHORT-TERM BORROWINGS
  Short-term borrowings consist of securities sold under agreements to repurchase and a U.S. Treasury tax and loan note account. The increase in securities sold under agreement to repurchase was due to a new daily "repo sweep" account introduced by the Company during the third quarter of 1996. This cash management product allows commercial customers to more effectively invest their operating funds within the subsidiary banks.

ASSET/LIABILITY MANAGEMENT
  As reflected on the Repricing and Interest Rate Sensitivity Analysis below, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.03x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                             (dollars in thousands)
                                 MARCH 31, 1997


                                                                     Over               Over
                                                                    3 months            1 year
                                                      3 months      through            through           Over
                                                       or less      12 months          5 years          5 years        Total
                                                       -------      ---------          -------          -------        -----
 Interest-earning assets:
     Federal funds sold                             $  19,400      $    -            $    -         $    -            $ 19,400
     Investments available-for-sale                    12,512         11,656            39,558          3,177           66,903
     Investments held-to-maturity                       9,108         16,556            68,774         22,737          117,175
     Loans, net of unearned discount (1)              146,090         57,278            77,348         16,377          297,093
                                                      -------        -------           -------        -------          -------
         Total interest-earning assets                187,110         85,490           185,680         42,291          500,571
                                                      -------        -------           -------        -------          -------

 Cumulative interest-earning assets                   187,110        272,600           458,280        500,571          500,571
                                                      -------        -------           -------        -------          -------

 Interest-bearing liabilities:
     Interest-bearing demand deposits                  45,098         25,770            32,212         25,770          128,850
     Savings deposits                                  20,458         11,690            14,614         11,690           58,452
     Time deposits under $100,000                      38,216         72,727            63,787           -             174,730
     Time deposits $100,000 and over                   26,038         19,674             3,910           -              49,622
     Short-term borrowings                              3,751           -                 -              -               3,751
     Debt of employee stock ownership plan              1,581           -                 -              -               1,581
                                                      -------        -------           -------        -------         --------
         Total interest-bearing liabilities           135,142        129,861           114,523         37,460          416,986
                                                      -------        -------           -------        -------         --------
 Cumulative interest-bearing liabilities              135,142        265,003           379,526        416,986          416,986
                                                      -------        -------           -------        -------          -------
 Gap analysis:
     Interest sensitivity gap                        $ 51,968       $(44,371)         $ 71,157       $  4,831         $ 83,585
                                                      =======        =======           =======        =======          =======
     Cumulative interest
         sensitivity gap                             $ 51,968       $  7,597          $ 78,754       $ 83,585         $ 83,585
                                                      =======        =======           =======        =======          =======



 Cumulative gap ratio of interest-
     earning assets to interest-bearing
     liabilities                                         1.38x          1.03x             1.21x          1.20x            1.20x
                                                      =======        =======           =======        =======          =======



(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES
  The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 18.26%, 17.88% and 17.47% as of March 31, 1997, December 31, 1996, and March 31, 1996, respectively, which included Tier I capital ratios of 17.01%, 16.62%, and 16.21%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

  In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized holding gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 10.28%, 10.12%, and 9.71% at March 31, 1997, December 31, 1996, and March 31, 1996, respectively.

                             RESULTS OF OPERATIONS
EARNINGS SUMMARY
  Net income was $1,498,000 for the three months ended March 31, 1997 compared to $1,548,000 for the three months ended March 31, 1996. This decrease was the result of the net effects of an increase in net interest income being more than offset by an increase in noninterest expense. The first quarter net income results in an earnings per common share of $0.55 in 1997 compared to $0.58 in 1996, and a return on average assets of 1.14% and 1.22% in 1997 and 1996, respectively.

NET INTEREST INCOME
  As reflected in the Selected Statistical Information table on the following page, net interest income on a tax-equivalent basis increased by $78,000 in the first three months of 1997 when compared to the first three months of 1996; however, the net interest margin declined from 4.28% in 1996 to 4.19% in 1997. The increase in net interest income was largely due to an increase in average interest-earning assets. The decrease in the net interest margin was due to the combined effects of a decline in the yield on the Company's loan portfolio and an increase in interest expense. Business and retail customers continue to become more sophisticated in their approach towards cash management. They are continually seeking ways to reduce the level of idle cash and to maximize the yield on the funds they have available. Management is constantly evaluating the cost effectiveness of new products and services which will satisfy our customer needs. Management will also monitor the effects of this issue on the net interest margin and overall Company earnings, to ensure the Company is able to sustain acceptable earnings levels.

                        SELECTED STATISTICAL INFORMATION

The following is selected statistical information for Southside Bancshares Corp. and subsidiaries.

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIAL

                    CONDENSED CONSOLIDATED AVERAGE BALANCE
                       SHEET AND AVERAGE INTEREST RATES
                             (dollars in thousands)






                                                   THREE MONTHS ENDED MARCH 31,
   -----------------------------------------------------------------------------------------------------------------------------
                                                               1997                                    1996
   -----------------------------------------------------------------------------------------------------------------------------

                                                                           AVERAGE                                  AVERAGE
                                                              INTEREST      RATES                      INTEREST      RATES
                                                  AVERAGE     INCOME\      EARNED\        AVERAGE      INCOME\      EARNED\
                                                  BALANCE     EXPENSE     PAID(3)         BALANCE      EXPENSE      PAID(3)
                                                  -------     -------     --------        -------      -------     --------
                          ASSETS
 Loans, net of unearned discount (1) (2) (3)    $298,001       $ 6,553       8.80%        $300,880      $ 6,754        8.98%
 Investments in debt securities:

    Taxable(4)                                   163,833         2,443       5.96          137,253        1,985        5.78
    Exempt from Federal income tax (3) (4)        22,233           471       8.47           22,870          491        8.59
 Short-term investments                           11,771           153       5.20           17,381          236        5.43
                                                --------       -------                    --------      -------
    Total interest-earning assets/interest       495,838         9,620       7.76          478,384        9,466        7.91
    income/overall yield (3)                      (5,855)      -------      =====           (5,627)     -------        ====
 Allowance for possible loan losses               14,295                                    15,293
 Cash and due from banks                          20,326                                    18,455
 Other assets                                   --------                                  --------
                                                $524,604                                  $506,505
          TOTAL ASSETS                          ========                                  ========



   LIABILITIES AND SHAREHOLDERS' EQUITY

 Interest-bearing demand and savings deposits   $186,137         1,410       3.03%        $178,723        1,360        3.04%
 Time deposits                                   224,452         2,941       5.24          215,276        2,899        5.39
 Short-term borrowings                             3,180            34       4.28            2,173           29        5.34
 Debt of employee stock ownership plan             1,795            37       8.25            2,780           58        8.35
                                                 -------       -------                    --------      -------
    Total interest-bearing liabilities/interest
       expense/overall rate                      415,564         4,422       4.26          398,952        4,346        4.36
                                                               -------       ====                       -------        ====
 Non-interest-bearing demand deposits             51,379                                    54,827
 Other liabilities                                 4,235                                     4,675
 Shareholders' equity                             53,426                                    48,051
                                                --------                                  --------

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                      $524,604                                  $506,505
                                                ========                                  ========

 NET INTEREST INCOME                                           $ 5,198                                  $ 5,120
                                                               =======                                  =======

 NET INTEREST MARGIN ON AVERAGE INTEREST-EARNING                             4.19%                                     4.28%
   ASSETS                                                                    ====                                      ====


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

PROVISION FOR POSSIBLE LOAN LOSSES
    The provision for possible loan losses remained at a relatively low level of $15,000 during the first three months of 1997, due to the net recoveries of $470,000 during the first quarter of 1997. Based on the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses. Management will continue to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.

NONINTEREST INCOME
    Noninterest income remained relatively consistent when comparing the first quarter of 1997 to the first quarter of 1996. Total noninterest income increased only $1,000, as increases in service charge and trust department income were offset by losses on other real estate owned and a decline in other income.

NONINTEREST EXPENSE
    Noninterest expense for the first quarter of 1997 increased $220,000 when compared to the first quarter of the prior year, as a result of increases in salaries and employee benefits and other expenses. The increase in salaries and employees benefits expense was largely due to normal pay increases. The increase in other noninterest expense was due to an increase in other real estate owned expense, fees paid for consumer loan origination referrals, and amortization of the Company's investments in low-income housing projects. These investments in low- income housing projects are amortized at the same rate as the tax credits are utilized. Management has found these low-income housing projects to be a valuable tool in fulfilling our commitment to community reinvestment, yet still allowing the Company to fulfill its commitment to its shareholders.

INCOME TAXES
    Federal income tax expense for the first three months of 1997 was $531,000 compared to $611,000 in the first three months of 1996. The effective tax rate decreased to 26.17% in 1997 from 28.30% in 1996 This decrease was due to aforementioned tax credits associated with the Company's investment in low-income housing projects.

EFFECT OF NEW ACCOUNTING STANDARDS
    In June 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent applications of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

    SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application was not permitted.

    The implementation of SFAS 125 did not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

        In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.


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

                                                                                     Book                      Dividends Paid Per
                                            High Bid      Low Bid     Close          Value      Market/Book       Common Share
                                            --------      -------    -------        -------     -----------       ------------
              1ST QUARTER - 1997              $25.00       $22.75     $24.50         $19.60      125.00%            $  0.16

              4th Quarter - 1996               22.75        20.50      22.75          19.30      117.88                0.15
              3rd Quarter - 1996               20.50        20.25      20.50          18.84      108.81                0.13
              2nd Quarter - 1996               20.00        19.00      20.00          18.25      109.59                0.12
              1st Quarter - 1996               21.00        19.00      19.00          18.00      105.56                0.10

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In the normal course of business, the Company had certain routine lawsuits pending at March 31, 1997. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 6.    Exhibits and Reports on Form 8-K

           Exhibit 11 - Computation on Net Income Per Common Share

           Reports on Form 8-K

           None

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHSIDE BANCSHARES CORP.





May 13, 1997                              /s/  Thomas M. Teschner
                                          -----------------------------
                                          Thomas M. Teschner
                                          President
                                          (Principal Executive Officer)



May 13, 1997                              /s/  Joseph W. Pope
                                          -----------------------------
                                          Joseph W. Pope
                                          Senior Vice President and Chief
                                          Financial Officer (Principal Financial
                                          Officer, Controller, and Principal
                                          Accounting Officer)