Form 10-Q
period 1997-06-30
SOUTHSIDE BANCSHARES CORP
filed 1997-08-11
CIK 703970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 1997
                               ------------------------------------------------
                                       OR

[ X ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                                ------------------    -------------------------
Commission file number 0-10849
                       -------

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

Yes  X    No
    ---      ---
     At AUGUST 11, 1997   , the number of shares outstanding of the
        ---------------
registrant's common stock was 2,835,670.
                              ---------

                           SOUTHSIDE BANCSHARES CORP.

                                     INDEX


                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

             Item 1.  Condensed Consolidated Financial Statements:

                      Condensed Consolidated Balance Sheets a
                       June 30, 1997 and December 31, 1996                    3

                      Condensed Consolidated Statements of Income for
                       the six months and three months ended
                       June 30, 1997 and June 30, 1996                        4

                      Condensed Consolidated Statements of Cash Flows for
                       the six months ended June 30, 1997
                       and June 30, 1996                                      5

                      Notes to Condensed Consolidated Financial Statements    6

             Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          6

Part II.    OTHER INFORMATION

             Item 1.  Legal Proceedings                                      14

             Item 4.  Submission of Matters to a Vote of Security Holders    15

             Item 6.  Exhibits and Reports on Form 8-K                       15

                      Signatures                                             16

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                    (dollars in thousands except share data)
                                  (unaudited)



                                                                                          JUNE 30,                December 31,
                                   ASSETS                                                  1997                     1996
                                                                                    -----------------        -----------------
 Cash and due from banks                                                                   $ 21,519                $ 17,156
 Federal funds sold                                                                          14,000                  13,500
 Investments in debt securities:
        Available-for-sale, at market value                                                  70,393                  66,650
        Held-to-maturity, at amortized cost
             (approximate market value of $109,256
             in 1997, and $121,377 in 1996)                                                 108,562                 120,644
                                                                                           --------                --------
                Total investments in debt securities                                        178,955                 187,294
                                                                                           --------                --------

 Loans, net of unearned discount                                                            311,166                 294,463
    Less allowance for possible loan losses                                                  (6,150)                 (5,602)
                                                                                           --------                --------
                Loans, net                                                                  305,016                 288,861
                                                                                           --------                --------
 Bank premises and equipment                                                                 11,017                  10,785
 Other assets                                                                                10,387                  10,311
                                                                                           --------                --------
                TOTAL ASSETS                                                               $540,894                $527,907
                                                                                           ========                ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
    Noninterest-bearing demand                                                             $ 58,314                $ 58,046
    Interest-bearing demand and savings                                                     186,221                 185,589
    Time deposits                                                                           226,186                 223,641
                                                                                           --------                --------
                Total deposits                                                              470,721                 467,276

 Short-term borrowings                                                                        9,693                   1,623
 Debt of employee stock ownership plan                                                        1,581                   1,779
 Other liabilities                                                                            3,658                   4,388
                                                                                           --------                --------
                Total liabilities                                                           485,653                 475,066
                                                                                           --------                --------

 Commitments and contingent liabilities
 Shareholders' equity:
    Cumulative preferred stock, no par value, 1,000,000 shares
        authorized and unissued                                                                   -                       -
    Common stock, $1 par value, 5,000,000 shares authorized,
        2,859,010 shares issued and outstanding in 1997 and 1996                              2,859                   2,859
 Surplus                                                                                      5,910                   5,819
 Retained earnings                                                                           48,623                  46,448
 Unearned employee stock ownership plan shares                                               (1,482)                 (1,581)
 Treasury stock, 23,340 shares in 1997 and 22,340 shares in 1996                               (476)                   (450)
 Net unrealized losses on available-for-sale securities                                        (193)                   (254)
                                                                                           --------                --------
                  Total shareholders' equity                                                 55,241                  52,841
                                                                                           --------                --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $540,894                $527,907
                                                                                           ========                ========

 See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (dollars in thousands except share data)
                                  (unaudited)

                                                                     SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                     1997         1996            1997         1996
                                                                  ---------    ---------       ----------     ---------
INTEREST INCOME:
  Interest and fees on loans                                    $   13,305      $  13,130      $    6,808      $    6,439
  Interest on investments in debt securities:
      Taxable                                                        4,901          4,242           2,458           2,257
      Exempt from Federal income taxes                                 618            635             310             311
  Interest on short-term investments                                   370            536             217             300
                                                                ----------      ---------      ----------      ----------
           TOTAL INTEREST INCOME                                    19,194         18,543           9,793           9,307
                                                                ----------      ---------      ----------      ----------

INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits           2,856          2,773           1,446           1,413
  Interest on time deposits                                          5,941          5,756           3,000           2,857
  Interest on short-term borrowings                                     86             51              52              22
  Interest on debt of employee stock ownership plan                     71             95              34              37
                                                                ----------      ---------      ----------      ----------
         TOTAL INTEREST EXPENSE                                      8,954          8,675           4,532           4,329
                                                                ----------      ---------      ----------      ----------
         NET INTEREST INCOME                                        10,240          9,868           5,261           4,978
  Provision for possible loan losses                                    30             30              15              15
                                                                ----------      ---------      ----------      ----------
         NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                         10,210          9,838           5,246           4,963
                                                                ----------      ---------      ----------      ----------

NONINTEREST INCOME:
  Trust department                                                     505            457             268             240
  Service charges on deposit accounts                                  650            625             329             319
  Net losses on sale of other real estate
      owned and other foreclosed property                              (22)           (23)             (7)            (35)
  Other                                                                256            244             117             110
                                                                ----------      ---------      ----------      ----------
         TOTAL NONINTEREST INCOME                                    1,389          1,303             707             634
                                                                ----------      ---------      ----------      ----------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                     3,684          3,650           1,880           1,892
  Net occupancy and equipment expense                                1,192          1,177             603             597
  Data processing                                                      229            243             122             150
  Other                                                              2,306          2,040           1,189           1,086
                                                                ----------      ---------      ----------      ----------
         TOTAL NONINTEREST EXPENSES                                  7,411          7,110           3,794           3,725
                                                                ----------      ---------      ----------      ----------

         INCOME BEFORE FEDERAL INCOME TAX EXPENSE                    4,188          4,031           2,159           1,872
Federal income tax expense                                           1,109          1,124             578             513
                                                                ----------      ---------      ----------      ----------
         NET INCOME                                             $    3,079      $   2,907      $    1,581      $    1,359
                                                                ==========      =========      ==========      ==========

SHARE DATA:
        Earnings per common share                               $     1.13      $    1.08      $     0.58      $     0.50
                                                                ==========      =========      ==========      ==========
        Dividends paid per common share                         $     0.33      $    0.22      $     0.17      $     0.12
                                                                ==========      =========      ==========      ==========
        Average common shares outstanding                        2,738,799       2,691,667      2,739,926       2,739,985
                                                                ==========      =========      ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (dollars in thousands)
                                  (unaudited)


                                                                                         1997                         1996
                                                                                      ---------                    ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $ 3,079                     $  2,907
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                                     821                        1,041
         Provision for possible loan losses                                                 30                           30
         Other operating activities, net                                                (1,124)                        (764)
                                                                                       -------                     --------
           Total adjustments                                                              (273)                         307
                                                                                       -------                     --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,806                        3,214
                                                                                       -------                     --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
         Net (increase) decrease in Federal funds sold                                    (500)                       4,450
         Proceeds from maturities of and principal payments on
             debt securities                                                            24,136                       22,068
         Purchases of debt securities                                                  (15,855)                     (36,102)
         Net (increase) decrease in loans                                              (16,821)                       8,375
         Recoveries of loans previously charged off                                        636                          443
         Proceeds from sales of other real estate owned and other
             foreclosed property                                                           165                          119
         Purchases of bank premises and equipment                                         (790)                        (269)
                                                                                       -------                     --------
             NET CASH USED IN INVESTING ACTIVITIES                                      (9,029)                        (916)
                                                                                       -------                     --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase (decrease)in demand and savings deposits                             900                       (3,642)
         Net increase (decrease) in time deposits                                        2,545                          (64)
         Net increase in short-term borrowings                                           8,070                        1,604
         Payments to acquire treasury stock                                                (26)                         (53)
         Cash dividends paid                                                              (903)                        (602)
                                                                                       -------                     --------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        10,586                       (2,757)
                                                                                       -------                     --------
             NET DECREASE IN CASH AND CASH EQUIVALENTS                                   4,363                         (459)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           17,156                       16,930
                                                                                       -------                     --------
 CASH AND CASH EQUIVALENTS, END OF QUARTER                                             $21,519                     $ 16,471
                                                                                       =======                     ========

 Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest on deposits and borrowings                                             $ 9,050                     $  8,700
       Income taxes                                                                      1,510                        1,570
                                                                                       =======                     ========

    Noncash transactions:
       Transfers to other real estate owned in settlement of loans
                                                                                       $   106                     $    370
                                                                                       =======                     ========


See accompanying notes to condensed consolidated financial statements.

                           SOUTHSIDE BANCSHARES CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                  (unaudited)

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

    This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the six months ended June 30, 1997 and 1996.

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

                              FINANCIAL HIGHLIGHTS
                     COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)

                                                         SIX MONTHS ENDED        Twelve Months Ended         Six Months Ended
                                                          JUNE 30, 1997           December 31, 1996            June 30, 1996
                                                          -------------           -----------------            -------------
 EARNINGS
    Total interest income                                 $   19,194                 $   37,868                $   18,543
    Total interest expense                                     8,954                     17,526                     8,675
                                                          ----------                 ----------                ----------
    Net interest income                                       10,240                     20,342                     9,868
    Provision for possible loan losses                            30                         60                        30
                                                          ----------                 ----------                ----------
    Net interest income after provision for
      possible loan losses                                $   10,210                 $   20,282                $    9,838
                                                          ==========                 ==========                ==========
    Net income                                            $    3,079                 $    6,158                $    2,907
                                                          ==========                 ==========                ==========
 SHARE DATA
    Net income                                            $     1.13                 $     2.27                $     1.08
    Dividends paid                                               .33                        .50                       .22
    Book value                                                 20.14                      19.30                     18.25
    Tangible book value                                        20.04                      19.18                     18.12
    Shares outstanding (period-end)                        2,743,014                  2,836,670                 2,847,150

 FINANCIAL POSITION
    Total assets                                          $  540,894                 $  527,907                  $512,181
    Total deposits                                           470,721                    467,276                   453,861
    Total loans, net of unearned discount                    311,166                    294,463                   294,642
    Allowance for possible loan losses                         6,150                      5,602                     5,301
    Short-term borrowings                                      9,693                      1,623                     2,383
    Debt of employee stock ownership plan                      1,581                      1,779                     1,779
    Total shareholders' equity                                55,241                     52,841                    50,001

                                SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                                         SIX MONTHS ENDED       Twelve Months Ended         Six Months Ended
                                                         JUNE 30, 1997(1)        December 31,1996            June 30, 1996(1)
                                                         ----------------        ------------------         ----------------
    Loan-to-deposit ratio                                   66.10%                      63.02%                  64.92%
    Allowance for possible loan losses to total
       loans                                                 1.98                        1.90                    1.80
    Return on average assets                                 1.16                        1.20                    1.14
    Return on average shareholders' equity                  11.41                       12.27                   11.89
    Net interest margin on average interest-
       earning assets                                        4.27                        4.42                    4.30
    Average shareholders' equity to average total
       assets                                               10.19                        9.75                    9.59
    Tier I leverage capital to adjusted total
       consolidated assets less
       intangibles                                          10.34                       10.12                    9.83
    Tier I capital to risk-weighted assets                  16.54                       16.62                   16.49
    Total capital to risk-weighted assets                   17.80                       17.88                   17.75

(1)  Statistical information is annualized where applicable.

                               FINANCIAL POSITION

         Total consolidated assets of the Company have increased approximately $13,000,000 or 2.5% during 1997 to $540,894,000 at June 30, 1997 compared to
$527,907,000 at December 31, 1996.

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

                                                                 (in thousands)
                                        JUNE 30, 1997            December 31, 1996         June 30, 1996
                                        -------------            -----------------         -------------
Commercial, financial and agricultural   $ 63,094                 $ 62,016                  $ 64,874
Real estate-commercial                     86,552                   82,045                    84,638
Real estate-construction                   28,114                   26,067                    19,595
Real estate-residential                    97,005                   96,039                    97,256
Consumer                                   25,606                   17,304                    16,559
Industrial revenue bonds                    5,861                    6,373                     7,289
Other                                       4,934                    4,619                     4,431
                                         --------                 --------                  --------
                                         $311,166                 $294,463                  $294,642
                                         ========                 ========                  ========

         The Company's loan portfolio totaled $311,166,000 at June 30, 1997. This represents an increase of approximately $16.7 million since December 31, 1996. Approximately $8.3 million of the increase is attributable to an increase in consumer loans. During the fourth quarter of 1996, the Company began to focus on automobile financing. Utilizing the services of a direct marketing company, the Company's subsidiary banks identify recent purchasers of new and used vehicles in their individual market territories and solicit refinancing of the vehicles purchased. The remainder of the increase was due to increases in commercial and construction real estate loans. The continued stable economy and the recent wave of mergers and acquisitions in the local banking environment, have resulted in strong loan demand in these two lending categories.

                 SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                    (dollars in thousands)
                                           SIX MONTHS ENDED          Twelve Months Ended          Six Months Ended
                                             JUNE 30, 1997            December 31, 1996            June 30, 1996
                                             -------------            -----------------            -------------
BALANCE AT BEGINNING OF PERIOD                 $ 5,602                    $ 5,635                   $ 5,635
Provision charged to expense                        30                         60                        30
Loans charged off                                 (118)                    (1,219)                     (807)
Recoveries                                         636                      1,126                       443
                                               -------                    -------                   -------
BALANCE AT END OF PERIOD                       $ 6,150                    $ 5,602                   $ 5,301
                                               =======                    =======                   =======


         The balance of the allowance for possible loan losses has increased by $548,000 during the first six months of 1997, as recoveries have exceeded charge-offs by $518,000, and the Company has recorded a provision for possible loan losses during the first six months of $30,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover actual and potential losses in the loan portfolio under current conditions. The ratio of allowance for possible loan losses as a percentage of total loans increased to 1.98% as of June 30, 1997 compared to 1.90% and 1.80% at December 31, 1996 and June 30, 1996, respectively, due to the aforementioned net recoveries during the first six months of the year.

                              NONPERFORMING ASSETS

                                                                               (dollars in thousands)
                                                           JUNE 30, 1997     December 31, 1996        June 30, 1996
                                                           -------------     -----------------        -------------
Nonaccrual loans                                           $ 1,385               $ 1,037               $ 2,718
Loans past due 90 days or more and still
    accruing interest                                           95                   146                 2,067
       TOTAL NONPERFORMING LOANS                             1,480                                       4,785
Other real estate owned                                        976                   860                   769
                                                            ------               -------               -------
       TOTAL NONPERFORMING ASSETS                           $2,456               $ 2,043               $ 5,554
                                                            ======               =======               =======
RATIOS:

Total nonperforming loans as % of total loans                0.48%                 0.40%                 1.62%
Nonperforming assets as % of total loans and
  other real estate owned                                    0.79                  0.69                  1.88
Nonperforming assets as % of total assets                    0.45                  0.39                  1.08

         Nonperforming assets totaled $2,456,000 or 0.45% of total assets at June 30, 1997 compared to $2,043,000 or 0.39% and $5,554,000 or 1.08% at
December 31, 1996 and June 30, 1996, respectively. Slight fluctuations in the level of nonperforming assets are a normal part of the Company's business. However, management is cognizant of the need to continually ensure that nonperforming assets remain at acceptably low levels.

          Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of June 30, 1997, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on page 8.

INVESTMENTS IN DEBT SECURITIES
         Investments in debt securities have decreased approximately $8.3 million since December 31, 1996 due in large part, to the increase in the loan portfolio. The investment portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution. Management believes this diversity, as well as its conservative philosophy towards risk management, has resulted in a stable investment portfolio.

DEPOSITS
         Total deposits increased approximately $3.4 million during the first six months of 1997. The majority of the increase was in time deposits, as noninterest bearing demand deposits and savings accounts increased only slightly. The increase in time deposits was largely due to additional public funds the subsidiary banks were able to obtain at competitive prices.

SHORT-TERM BORROWINGS
         Short-term borrowings consist of securities sold under agreements to repurchase. The $8,070,000 increase was largely due to a daily "repo sweep" account introduced by the Company during the third quarter of 1996. This cash management product allows commercial customers to more effectively invest their operating funds within the subsidiary banks.

ASSET/LIABILITY MANAGEMENT
         As reflected on the Repricing and Interest Rate Sensitivity Analysis below, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is .96x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                             (dollars in thousands)
                                 JUNE 30, 1997

                                                                  Over                Over
                                                                  3 months            1 year
                                                    3 months      through             through         Over
                                                     or less      12 months           5 years         5 years          Total
                                                     -------       ---------          -------         -------          -----
 Interest-earning assets:
     Federal funds sold                              $ 14,000       $   -             $   -          $   -            $ 14,000
     Investments available-for-sale                    14,178         12,495            37,566          6,154           70,393
     Investments held-to-maturity                       5,996         14,332            68,849         19,385          108,562
     Loans, net of unearned discount (1)              153,806         49,713            87,481         20,166          311,166
                                                     --------       --------           -------       --------         --------
         Total interest-earning assets                187,980         76,540           193,896         45,705          504,121
                                                     --------       --------          --------       --------         --------

 Cumulative interest-earning assets                   187,980        264,520           458,416        504,121          504,121
                                                     --------       --------          --------       --------         --------

 Interest-bearing liabilities:
     Interest-bearing demand deposits                  44,858         25,633            32,041         25,633          128,165
     Savings deposits                                  20,320         11,611            14,514         11,611           58,056
     Time deposits under $100,000                      39,451         72,626            61,167           -             173,244
     Time deposits $100,000 and over                   12,992         36,481             3,469           -              52,942
     Short-term borrowings                              9,693           -                 -              -               9,693
     Debt of employee stock ownership plan              1,581           -                 -              -               1,581
                                                     --------       --------          --------       --------         --------
         Total interest-bearing liabilities           128,895        146,351           111,191         37,244          423,681
                                                     --------       --------          --------       --------         --------

 Cumulative interest-bearing liabilities              128,895        275,246           386,437        423,681          423,681
                                                     --------       --------          --------       --------         --------
 Gap analysis:
     Interest sensitivity gap                        $ 59,085       $(69,811)         $ 82,705       $  8,461         $ 80,440
                                                     ========       ========          ========       ========         ========
     Cumulative interest
         sensitivity gap                             $ 59,085       $(10,726)         $ 71,979       $ 80,440         $ 80,440
                                                     ========       ========          ========       ========         ========
 Cumulative gap ratio of interest-
     earning assets to interest-bearing
     liabilities                                       1.46x           0.96x             1.19x           1.19x           1.19x
                                                       =====           =====             =====           =====           =====

(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES
         The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 17.80%, 17.88% and 17.75% as of June 30, 1997, December 31, 1996, and June 30, 1996, respectively, which included Tier I capital ratios of 16.54%, 16.62%, and 16.49%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

         In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized holding gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 10.34%, 10.12%, and 9.83% at June 30, 1997, December 31, 1996, and June 30, 1996, respectively.

                             RESULTS OF OPERATIONS
EARNINGS SUMMARY
         Net income was $3,079,000 for the six months ended June 30, 1997 compared to $2,907,000 for the six months ended June 30, 1996, which represents a $172,000 or 6% increase over the prior year. The increase was largely due to the net effect of increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net income for the second quarter of 1997 was $1,581,000 compared to $1,359,000 in the second quarter of 1996. This increase in second quarter earnings was attributable to the same factors that affected the year-to-date earnings.

         Earnings per common share were $1.13 for the first half of 1997 compared to $1.08 for the first half of 1996, and the earnings per common share were $0.58 and $0.50 for the second quarter of 1997 and 1996, respectively.
Net income for the first six months of 1997 resulted in an annualized return on average assets (ROA) of 1.16% compared to 1.20% in the prior year, and an annualized return on average shareholders' equity (ROE) of 11.41% compared to 12.27% in the prior year. ROE continues to be negatively impacted by the Company's strong equity position.

NET INTEREST INCOME
         As reflected in the Selected Statistical Information table on the following page, net interest income on a tax-equivalent basis increased $336,000 in the first six months of 1997 when compared to the first six months of 1996; however, the net interest margin declined from 4.30% in 1996 to 4.27% in 1997. The increase in net interest income was due to an increase in average interest-earning assets and a decrease in the Company's cost of funds. The decrease in the net interest margin was due to the combined effects of a decline in the yield on the Company's loan portfolio and an increase in average interest-bearing liabilities. Business and retail customers continue to become more sophisticated in their approach towards cash management. They are continually seeking ways to reduce the level of idle cash and to maximize the yield on the funds they have available. Management is constantly evaluating the cost effectiveness of new products and services which will satisfy our customer needs. Management will also monitor the effects of this issue on the net interest margin and overall Company earnings, to ensure the Company is able to sustain acceptable earnings levels.

                        SELECTED STATISTICAL INFORMATION

The following is selected statistical information for Southside Bancshares Corp. and subsidiaries.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

    CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES
                             (dollars in thousands)



                                                     SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                 1997                                    1996
---------------------------------------------------------------------------------------------------------------------------------

                                                                            AVERAGE                                  Average
                                                               INTEREST      RATES                      Interest      Rates
                                                  AVERAGE       INCOME\      EARNED\       Average      Income\      Earned\
                                                  BALANCE       EXPENSE      PAID(3)       Balance      Expense     Paid(3)
                                                  -------       -------     --------       -------      -------     --------
                   ASSETS
 Loans, net of unearned discount (1) (2) (3)     $301,515       $13,416      8.90%        $295,367      $13,267       8.98%
 Investments in debt securities:
    Taxable(4)                                    160,966         4,901      6.09          143,262        4,242       5.92
    Exempt from Federal income tax (3) (4)         22,390           944      8.44           22,643          971       8.58
 Short-term investments                            14,996           370      4.93           20,088          536       5.34
                                                  -------       -------                   --------      -------
       Total interest-earning assets/interest
        income/overall yield (3)                  499,867        19,631      7.85          481,360       19,016       7.90
 Allowance for possible loan losses                (5,855)      =======     =====           (5,583)      ======       ====
 Cash and due from banks                           14,607                                   15,562
 Other assets                                      20,997                                   18,485
                                                 --------                                 --------
          TOTAL ASSETS                           $529,616                                 $509,824
                                                 ========                                 ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing demand and savings deposits    $187,022         2,856      3.05%        $182,193         2,773       3.04%
 Time deposits                                    224,640         5,941      5.29          214,721         5,756       5.36
 Short-term borrowings                              3,907            86      4.40            1,912            51       5.33
 Debt of employee stock ownership plan              1,690            71      8.40            2,304            95       8.25
                                                 --------       -------                   ---------        -----
          Total interest-bearing
             liabilities/interest-
             expense/overall rate                 417,259         8,954      4.29          401,130         8,675       4.33
 Noninterest-bearing demand deposits               53,807       -------      ====           54,999         -----       ====
 Other liabilities                                  4,571                                    4,803
 Shareholders' equity                              53,979                                   48,892
                                                 --------                                 --------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                          $529,616                                 $509,824
                                                 ========                                 ========

 NET INTEREST INCOME                                            $10,677                    $10,341
                                                                =======                   ========
 NET INTEREST MARGIN ON AVERAGE
 INTEREST-EARNING ASSETS                                                     4.27%                                     4.30%
                                                                             =====                                     =====



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

PROVISION FOR POSSIBLE LOAN LOSSES
         The provision for possible loan losses remained at a relatively low level of $30,000 during the first six months of 1997. Due to the net recoveries of $518,000 during the six months of 1997 and the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses during the first six months of the year. Management continues to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.

NONINTEREST INCOME
         Noninterest income increased in both the first half and second quarter of 1997 when compared to the comparable periods from the prior year. Both increases were largely due to an increase in Trust department earnings, which has benefited from the record-breaking performance of the stock market during 1997.

NONINTEREST EXPENSE
         Noninterest expense for the first six months of 1997 increased $301,000 when compared to the first six months of the prior year, and the increase was largely attributable to increases in other real estate owned
(OREO) expense, which increased $103,000, attorney fees which increased $54,000, and amortization of the Company's investments in low-income housing projects, which increased $76,000. The OREO expenses relate to a sixty-one unit mobile home park, on which the Company's lead bank foreclosed in October 1996. The past nine months have been spent renovating the units, and management expects to have a majority of the units rented by the end of the year. Once the project is near full occupancy it will be nearly self sufficient. The investments in low-income housing projects are amortized in direct proportion to the amount of tax credits utilized, and management has found these low-income housing projects to be a valuable tool in fulfilling our commitment to community reinvestment, yet still allowing the Company to fulfill its commitment to its shareholders.

INCOME TAXES
         Federal income tax expense for the first six months of 1997 was $1,109,000 compared to $1,124,000 in the first six months of 1996. The effective tax rate decreased to 26.48% in 1997 from 27.88% in 1996 This decrease was due to aforementioned tax credits associated with the Company's investment in low-income housing projects.

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

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.


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

                                                                       Book                      Dividends Paid Per
                              High Bid      Low Bid     Close          Value      Market/Book       Common Share
                              --------      -------    -------        -------     -----------       ------------
2nd Quarter - 1997              $37.00       $21.50     $37.00         $20.14      183.71%              $ 0.17
1st Quarter - 1997               25.00        22.75      24.50          19.60      125.00                 0.16

4th  Quarter - 1996              22.75        20.50      22.75          19.30      117.88                 0.15
3rd  Quarter - 1996              20.50        20.25      20.50          18.84      108.81                 0.13
2nd Quarter - 1996               20.00        19.00      20.00          18.25      109.59                 0.12
1st  Quarter - 1996              21.00        19.00      19.00          18.00      105.56                 0.10

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of business, the Company had certain routine lawsuits pending at June 30, 1997. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's regular Annual Meeting of Shareholders was held on April 24, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

         At the meeting, shareholders (i) elected three Class II Directors, each to serve for a term of three years, and (ii) ratified the appointment by the Board of Directors, KPMG Peat Marwick LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ended December 31, 1997.

         Management's Director nominees were: Joseph W. Beetz, Ralph Crancer, Jr., and Howard F. Etling.

         The Directors elected at the meeting were: Joseph W. Beetz, Ralph Crancer, Jr., and Howard F. Etling. The names of each of the Directors whose term of office as a Director continued after the meeting is as follows:
Douglas P. Helein (term expiring 1998); Earle J.  Kennedy, Jr. (term expiring
1998); Daniel J. Queen (term expiring 1998); Norville K. McClain (term expiring
1999); Richard G. Schroeder, Sr. (term expiring 1999); Thomas M. Teschner (term expiring 1999); Joseph W. Beetz (term expiring 2000); Ralph Crancer, Jr. (term expiring 2000); and Howard F. Etling (term expiring 2000).

         The following is a tabulation of voting for Directors:

                                                  Shares                Shares           Shares
                                                  Voted                  Voted           Voted
              Nominee                              For                  Against         Withheld
      -----------------------                   ----------              ---------       ---------
      Joseph W. Beetz                            2,555,653               1,036             5,621
      Ralph Crancer, Jr.                         2,554,653               2,036             5,621
      Howard F. Etling                           2,556,209                 480             5,621

         With respect to the ratification of the appointment of KPMG Peat Marwick LLP, there were 2,557,653 shares voted "For" and 1,577 shares voted "Against", with 3,133 shares abstaining.

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation on Net Income Per Common Share

         Reports on Form 8-K
         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SOUTHSIDE BANCSHARES CORP.





August 11, 1997                         /s/  Thomas M. Teschner
                                        ---------------------------------------
                                        Thomas M. Teschner
                                        President
                                        (Principal Executive Officer)




August 11, 1997                         /s/  Joseph W. Pope
                                        ---------------------------------------
                                        Joseph W. Pope
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer, Controller, and Principal
                                        Accounting Officer)