Form 10-Q
period 1997-09-30
SOUTHSIDE BANCSHARES CORP
filed 1997-11-12
CIK 703970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              SEPTEMBER 30, 1997
                              -------------------------------------------------
                                                OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               -------------------   --------------------------
Commission file number 0-10849


                         SOUTHSIDE BANCSHARES CORP.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           MISSOURI                                       43-1262037
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI       63116
-------------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----       -----

         At     NOVEMBER 12, 1997   , the number of shares outstanding of the
           -------------------------
registrant's common stock was  2,825,670  .
                             -------------

                           SOUTHSIDE BANCSHARES CORP.

                                     INDEX

                                                                           Page
                                                                           ----
Part I.   FINANCIAL INFORMATION

       Item 1.  Condensed Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets at
                  September 30, 1997 and December 31, 1996                  3

                Condensed Consolidated Statements of Income for
                  the nine months and three months ended
                  September 30, 1997 and September 30, 1996                 4

                Condensed Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 1997
                  and September 30, 1996                                    5

                Notes to Condensed Consolidated Financial Statements        6

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             6

Part II.   OTHER INFORMATION

             Item 1.  Legal Proceedings                                    15

             Item 6.  Exhibits and Reports on Form 8-K                     15

                      Signatures                                           16

                                                                              SEPTEMBER 30,             December 31,
                                    ASSETS                                        1997                      1996
                                                                            -----------------         -----------------
 Cash and due from banks                                                        $  16,861                 $ 17,156
 Federal funds sold                                                                14,000                   13,500
 Investments in debt securities:
 Available-for-sale, at market value                                               68,498                   66,650
 Held-to-maturity, at amortized cost
     (approximate market value of $105,045
     in 1997, and $121,377 in 1996)                                               104,042                  120,644
                                                                                  -------                  -------
        Total investments in debt securities                                      172,540                  187,294
                                                                                  -------                  -------

 Loans, net of unearned discount                                                  318,883                  294,463
    Less allowance for possible loan losses                                        (6,117)                  (5,602)
                                                                                 --------                  --------
                  Loans, net                                                      312,766                  288,861
                                                                                  -------                  -------
 Bank premises and equipment                                                       10,913                   10,785
 Other assets                                                                      10,388                   10,311
                                                                                 --------                 --------
                  TOTAL ASSETS                                                  $ 537,468               $  527,907
                                                                                  =======                  =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
    Noninterest-bearing demand                                                  $  57,144               $   58,046
    Interest-bearing demand and savings                                           186,836                  185,589
    Time deposits                                                                 227,268                  223,641
                                                                                  -------                  -------
                  Total deposits                                                  471,248                  467,276

 Short-term borrowings                                                              5,353                    1,623
 Debt of employee stock ownership plan                                                -                      1,779
 Other liabilities                                                                  4,589                    4,388
                                                                                 --------                 --------
                  Total liabilities                                               481,190                  475,066
                                                                                  -------                  -------

 Commitments and contingent liabilities
 Shareholders' equity:
    Cumulative preferred stock, no par value, 1,000,000 shares
        authorized and unissued                                                      -                        -
    Common stock, $1 par value, 5,000,000 shares authorized,
        2,859,010 shares issued and outstanding in 1997 and 1996                    2,859                    2,859
 Surplus                                                                            5,964                    5,819
 Retained earnings                                                                 49,706                   46,448
 Unearned employee stock ownership plan shares                                     (1,433)                  (1,581)
 Treasury stock, 33,340 shares in 1997 and 22,340 shares in 1996                     (837)                    (450)
 Net unrealized losses on available-for-sale securities                                19                     (254)
                                                                                 --------                 --------
                  Total shareholders' equity                                       56,278                   52,841
                                                                                  -------                  -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 537,468               $  527,907
                                                                                  =======                  =======

 See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (dollars in thousands except share data)
                                  (unaudited)

                                                                    NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                     1997         1996         1997           1996
                                                                  ---------    ---------    ----------     ---------
INTEREST INCOME:
  Interest and fees on loans                                       $20,410      $20,215        $7,105        $7,085
  Interest on investments in debt securities:
      Taxable                                                        7,233        6,548         2,332         2,306
      Exempt from Federal income taxes                                 947          952           329           317
  Interest on short-term investments                                   602          748           232           212
                                                                  --------      -------        ------        ------
           TOTAL INTEREST INCOME                                    29,192       28,463         9,998         9,920
                                                                   -------       ------         -----         -----

INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits           4,324        4,221         1,468         1,448
  Interest on time deposits                                          9,024        8,671         3,083         2,915
  Interest on short-term borrowings                                    158           79            72            28
  Interest on debt of employee stock ownership plan                    105          132            34            37
                                                                 ---------     --------       -------       -------
         TOTAL INTEREST EXPENSE                                     13,611       13,103         4,657         4,428
                                                                   -------      -------        ------        ------
         NET INTEREST INCOME                                        15,581       15,360         5,341         5,492
  Provision for possible loan losses                                    45           45            15            15
                                                                  --------     --------       -------        ------
         NET INTEREST INCOME AFTER PROVISION
              FOR POSSIBLE LOAN LOSSES                              15,536       15,315         5,326         5,477
                                                                   -------      -------        ------        ------

NONINTEREST INCOME:
  Trust department                                                     749          658           244           201
  Service charges on deposit accounts                                  988          937           338           312
  Net gains (losses) on sale of other real estate
      owned and other foreclosed property                              (26)          52            (4)           75
  Other                                                                369          288           113            82
                                                                    ------       ------        ------       -------
         TOTAL NONINTEREST INCOME                                    2,080        1,935           691           670
                                                                    ------       ------        ------        ------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                     5,597        5,521         1,913         1,871
  Net occupancy and equipment expense                                1,816        1,763           624           586
  Data processing                                                      343          351           114           108
  Other                                                              3,526        3,164         1,220         1,162
                                                                   -------       ------        ------        ------
         TOTAL NONINTEREST EXPENSES                                 11,282       10,799         3,871         3,727
                                                                   -------       ------         -----        ------

         INCOME BEFORE FEDERAL INCOME TAX EXPENSE                    6,334        6,451         2,146         2,420
Federal income tax expense                                           1,680        1,701           571           577
                                                                   -------       ------       -------       -------
         NET INCOME                                                $ 4,654      $ 4,750        $1,575       $ 1,843
                                                                    ======       ======        ======        ======

SHARE DATA:
        Earnings per common share                                    $1.70        $1.76         $0.57         $0.68
                                                                      ====         ====          ====          ====
        Dividends paid per common share                              $0.51        $0.35         $0.18         $0.13
                                                                      ====         ====          ====          ====
        Average common shares outstanding                        2,739,926    2,698,864     2,742,181     2,710,294
                                                                 =========    =========     =========     =========

         See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (dollars in thousands except share data)
                                  (unaudited)



                                                                                        1997                        1996
                                                                                       -------                    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $ 4,654                     $  4,750
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                                   1,146                        1,426
         Provision for possible loan losses                                                 45                           45
         Other operating activities, net                                                  (255)                         309
                                                                                         -----                      -------
           Total adjustments                                                               936                        1,780
                                                                                        ------                      -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                   5,590                        6,530
                                                                                         -----                      -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
         Net (increase) decrease in Federal funds sold                                    (500)                       1,500
         Proceeds from maturities of and principal payments on
                      debt securities                                                   37,849                       36,069
         Purchases of debt securities                                                  (22,891)                     (51,721)
         Net (increase) decrease in loans                                              (26,276)                       6,609
         Recoveries of loans previously charged off                                        745                          876
         Proceeds from sales of other real estate owned and other
                      foreclosed property                                                  232                          617
         Purchases of bank premises and equipment                                         (963)                      (l,086)
                                                                                       -------                     --------
             NET CASH USED IN INVESTING ACTIVITIES                                     (11,804)                      (7,136)
                                                                                        ------                     --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase (decrease)in demand and savings deposits                             345                       (4,509)
         Net increase in time deposits                                                   3,627                        6,010
         Net increase in short-term borrowings                                           3,730                        1,146
         Payments to acquire treasury stock                                               (387)                        (283)
         Cash dividends paid                                                            (1,396)                        (956)
                                                                                         -----                       ------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         5,919                        1,408
                                                                                        ------                        -----
             NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (295)                         802
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           17,156                       16,930
                                                                                        ------                       ------
 CASH AND CASH EQUIVALENTS, END OF QUARTER                                             $16,861                      $17,732
                                                                                        ======                       ======

 Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest on deposits and borrowings                                             $13,307                      $13,105
       Income taxes                                                                      2,010                        1,718
                                                                                        ======                       ======

    Noncash transactions:
       Transfers to other real estate owned in settlement of loans                     $   389                     $    381
                                                                                        ======                       ======



          See accompanying notes to condensed consolidated financial statements.

                           SOUTHSIDE BANCSHARES CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)

BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

         This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the nine months ended September 30, 1997 and 1996.

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

        Statements contained in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based on management's beliefs, and assumptions made by and information currently available to management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. When used in the Company's documents or oral presentations, the words "anticipates," "believes," "estimates," "expects," "intends," "forecasts," "plan," "projects," and similar expressions are intended to identify such forward-looking statements. There can be no assurance that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

                              FINANCIAL HIGHLIGHTS
                     COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)

                                                          NINE MONTHS ENDED         Twelve Months Ended    Nine Months Ended
                                                          SEPTEMBER 30, 1997       December 31, 1996       September 30, 1996
                                                          ------------------       -----------------       -----------------
 EARNINGS
    Total interest income                                   $ 29,192              $    37,868               $   28,463
    Total interest expense                                    13,611                   17,526                   13,103
                                                             -------                   ------                   ------
    Net interest income                                       15,581                   20,342                   15,360
    Provision for possible loan losses                            45                       60                       45
                                                             -------                   ------                   ------
    Net interest income after provision for possible
         loan losses                                        $ 15,536              $    20,282               $   15,315
                                                              ======                    =====                   ======
    Net income                                              $  4,654              $     6,158               $    4,750
                                                              ======                    =====                   ======
SHARE DATA
    Net income                                              $   1.70              $     2.27                $     1.76
    Dividends paid                                               .51                     .50
    Book value                                                 20.57                   19.30                       .35
    Tangible book value                                        20.47                   19.18                     18.84
    Shares outstanding (period-end)                        2,825,670               2,836,670                     18.71

 FINANCIAL POSITION
    Total assets                                            $537,468              $  527,907                  $519,431
    Total deposits                                           471,248                 467,276                   459,068
    Total loans, net of unearned discount                    318,883                 294,463                   296,389
    Allowance for possible loan losses                         6,117                   5,602                     5,730
    Short-term borrowings                                      5,353                   1,623                     1,925
    Debt of employee stock ownership plan                        -                     1,779                     1,779
    Total shareholders' equity                                56,278                  52,841                    51,512
                                                                 SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                                       NINE MONTHS ENDED          Twelve Months Ended        Nine Months Ended
                                                       SEPTEMBER 30, 1997(1)      December 31, 1996           September 30, 1996(1)
                                                       ------------------         -----------------          -------------------
    Loan-to-deposit ratio                                   67.67%                      63.02%                  64.56%
    Allowance for possible loan losses to total
       loans                                                 1.92                        1.90                    1.93
    Return on average assets                                 1.16                        1.20                    1.23
    Return on average shareholders' equity                  11.36                       12.27                   12.79
    Net interest margin on average interest-
              earning assets                                 4.30                        4.42                    4.48
    Average shareholders' equity to average total
        assets                                              10.24                        9.75                    9.65

    Tier I leverage capital to adjusted total
        consolidated assets less intangibles                10.40                       10.12                   10.01
    Tier I capital to risk-weighted assets                  16.49                       16.62                   16.80
    Total capital to risk-weighted assets                   17.74                       17.88                   18.06



(1)  Statistical information is annualized where applicable.

                               FINANCIAL POSITION

         Total consolidated assets of the Company have increased $9,561,000 during 1997 to $537,468,000 at September 30, 1997 compared to $527,907,000 at
December 31, 1996.

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

                                                                                (in thousands)
                                                      SEPTEMBER 30, 1997       December 31, 1996       September 30, 1996
                                                      ------------------       -----------------       ------------------
       Commercial, financial and agricultural             $ 68,740                 $ 62,016                  $ 64,470
       Real estate-commercial                               90,655                   82,045                    82,445
       Real estate-construction                             28,485                   26,067                    24,534
       Real estate-residential                              94,539                   96,039                    96,921
       Consumer                                             25,776                   17,304                    16,749
       Industrial revenue bonds                              5,943                    6,373                     6,571
       Other                                                 4,745                    4,619                     4,699
                                                          --------                 --------                  --------
                                                          $318,883                 $294,463                  $296,389
                                                           =======                  =======                   =======


         The Company's loan portfolio totaled $318,883,000 at September 30, 1997. This represents an increase of approximately $24.4 million or 8.3% since December 31, 1996. Commercial, financial and agricultural loans accounted for $6,724,000 of the increase and commercial real estate loans accounted for an additional $8,610,000 of the increase. These increases were primarily the result of an increased focus on developing new lending relationships, especially in light of the continued stability in the economy and the opportunities created by the recent wave of mergers and acquisitions in the local banking market. The Company firmly believes that it can offer a combination of products and services attractive to small-to-medium sized businesses and serve a niche created by the consolidations in our market. The remainder of the increase was largely due to an $8,472,000 increase in consumer loans. During the fourth quarter of 1996, the Company began to focus on automobile financing. Utilizing the services of a direct marketing company, the Company's subsidiary banks identify recent purchasers of new and used vehicles in their individual market territories and solicit refinancing of the vehicles purchased.

                 SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                                (dollars in thousands)
                                                    NINE MONTHS ENDED         Twelve Months Ended        Nine Months Ended
                                                   September 30, 1997              December 31, 1996       September 30, 1996
                                                   -------------------             -----------------       ------------------
           BALANCE AT BEGINNING OF PERIOD                  $ 5,602                    $ 5,635                $  5,635
           Provision charged to expense                         45                         60                      45
           Loans charged off                                  (275)                    (1,219)                   (826)
           Recoveries                                          745                      1,126                     876
                                                            ------                     ------                   -----
           BALANCE AT END OF PERIOD                        $ 6,117                    $ 5,602                 $ 5,730
                                                            ======                     ======                   =====


         The balance of the allowance for possible loan losses has increased by $515,000 during the first nine months of 1997, as recoveries have exceeded charge-offs by $470,000, and the Company has recorded a provision for possible loan losses during the first nine months of $45,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover actual and potential losses in the loan portfolio under current conditions. The ratio of

Item 2. (continued)

allowance for possible loan losses as a percentage of total loans remained relatively unchanged at 1.92% as of September 30, 1997 compared to 1.90% and 1.93% at December 31, 1996 and September 30, 1996, respectively, as the increase in the balance of the allowance for possible loan losses was offset by the aforementioned loan growth.

                              NONPERFORMING ASSETS

                                                                                 (dollars in thousands)
                                                          SEPTEMBER 30, 1997       December 31, 1996        September 30, 1996
                                                          ------------------       -----------------        ------------------
      Nonaccrual loans                                         $ 3,279                  $ 1,037                  $ 3,065
      Loans past due 90 days or more and still
          accruing interest                                        670                      146                      484
                                                                ------                   ------                   ------
             TOTAL NONPERFORMING LOANS                           3,949                    1,183                    3,549
      Other real estate owned                                      991                      860                      358
                                                                ------                   ------                   ------
             TOTAL NONPERFORMING ASSETS                        $ 4,940                  $ 2,043                  $ 3,907
                                                                ======                   ======                   ======
      RATIOS:
        Total nonperforming loans as % of total loans             1.24%                    0.40%                   1.20%
        Nonperforming assets as % of total loans and
           other real estate owned                                1.54                     0.69                    1.32

        Nonperforming assets as % of total assets                 0.92                     0.39                    0.75


         Nonperforming assets totaled $4,940,000 or 0.92% of total assets at September 30, 1997 compared to $2,043,000 or 0.39% and $3,907,000 or 0.75% at
December 31, 1996 and September 30, 1996, respectively. The increase in nonperforming loans during the third quarter was mainly the result of a $2.5 million commercial lending relationship which was placed on nonaccrual status during the month of September. The borrower has filed for protection under chapter 13 of the bankruptcy code and has a reorganization plan pending before the court. The Company continues to receive payments on the debt and fully expects the borrower to ultimately fulfill his financial obligations to the bank. Management believes adequate reserves have been allocated to this credit in the event of foreclosure.

          Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of September 30, 1997, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on page 8.

INVESTMENTS IN DEBT SECURITIES
         Investments in debt securities have decreased $14,754,000 since December 31, 1996 due, in large part, to the increase in the loan portfolio. The investment portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution. Management believes this diversity, as well as its conservative philosophy towards risk management, has resulted in a stable investment portfolio.

DEPOSITS
         Total deposits increased $3,972,000 during the first nine months of 1997. The majority of the deposit growth was in time deposits, as the increase in interest-bearing demand deposits and savings accounts was offset by a decline in noninterest-bearing demand deposit accounts. The increase in time deposits was largely due to additional public funds the subsidiary banks were able to obtain at competitive prices.

SHORT-TERM BORROWINGS
         Short-term borrowings consist of securities sold under agreements to repurchase. The $3.7 million increase was largely due to a daily "repo sweep" account introduced by the Company during the third quarter of 1996. This cash management product allows commercial customers to more effectively invest their operating funds within the subsidiary banks.

ASSET/LIABILITY MANAGEMENT
         As reflected on the Repricing and Interest Rate Sensitivity Analysis below, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.05x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                                                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                                                             (dollars in thousands)
                                                               SEPTEMBER 30, 1997

                                                                     Over          Over
                                                                    3 months      1 year
                                                     3 months       through       through         Over
                                                     or less       12 months      5 years        5 years            Total
                                                     -------       ---------      -------        -------           -------
 Interest-earning assets:
     Federal funds sold                            $   14,000    $      -         $    -        $     -           $ 14,000
     Investments available-for-sale                    13,979         10,028         36,272         8,219           68,498
     Investments held-to-maturity                       7,654         17,079         61,228        18,081          104,042
     Loans, net of unearned discount (1)              165,296         56,813         74,290        22,484          318,883
                                                      -------        -------        -------       -------          -------
         Total interest-earning assets                200,929         83,920        171,790        48,784          505,423
                                                      -------        -------        -------       -------          -------

 Cumulative interest-earning assets                   200,929        284,849        456,639       505,423          505,423
                                                      -------        -------        -------       -------          -------

 Interest-bearing liabilities:
     Interest-bearing demand deposits                  45,252         25,858         32,324        25,858          129,292
     Savings deposits                                  20,140         11,509         14,386        11,509           57,544
     Time deposits under $100,000                      28,684         82,780         60,267          -             171,731
     Time deposits $100,000 and over                   30,265         21,503          3,769          -              55,537
     Short-term borrowings                              5,353           -              -             -               5,353
                                                      -------        -------        -------       -------          -------
         Total interest-bearing liabilities           129,694        141,650        110,746        37,367          419,457
                                                      -------        -------       --------       -------          -------
 Cumulative interest-bearing liabilities              129,694        271,344        382,090       419,457          419,457
                                                      -------        -------        -------       -------          -------
 Gap analysis:
     Interest sensitivity gap                        $ 71,235       $(57,730)     $  61,044     $  11,417         $ 85,966
                                                      =======        =======        =======       =======          =======
     Cumulative interest
         sensitivity gap                             $ 71,235       $ 13,505      $  74,549     $  85,966         $ 85,966
                                                      =======        =======        =======       =======          =======
 Cumulative gap ratio of interest-
     earning assets to interest-bearing
     liabilities                                         1.55x          1.05x          1.20x         1.20x            1.20x
                                                      =======        =======        =======       =======          =======


(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES
         The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 17.74%, 17.88% and 18.06% as of September 30, 1997, December 31, 1996, and September 30, 1996, respectively, which included Tier I capital ratios of 16.49%, 16.62%, and 16.80%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

         In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized holding gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 10.40%, 10.12%, and 10.01% at September 30, 1997, December 31, 1996, and September 30, 1996, respectively.

                            RESULTS OF OPERATIONS

EARNINGS SUMMARY
         Net income for the three and nine months ended September 30, 1997 was $1,575,000 and $4,654,000, respectively, compared to $1,843,000 and $4,750,000 for the comparable periods in the prior year. The current year decrease in both the three and nine month earnings figures was the result of approximately $400,000 in tax exempt interest income which was recovered during the third quarter of 1996. This recovery resulted from the payoff of a loan which had been on nonaccrual status.

         Earnings per common share were $.57, and $1.70 for the three and nine months ended September 30, 1997, respectively, compared to $.68, and $1.76 for the same periods in 1996. Net income for the first nine months of 1997 resulted in an annualized return on average assets (ROA) of 1.16% compared to 1.23% in the prior year, and an annualized return on average shareholders' equity (ROE) of 11.36% compared to 12.79% in the prior year. ROE continues to be negatively impacted by the Company's strong equity position.

NET INTEREST INCOME
         As reflected in the Selected Statistical Information table on the following page, net interest income on a tax-equivalent basis decreased $30,000 in the first nine months of 1997 when compared to the first nine months of 1996; and, the net interest margin declined from 4.48% in 1996 to 4.30% in 1997. The decrease in net interest income was due to the recovery of approximately $400,000 in tax exempt interest income, during the third quarter of 1996, on a loan that was on a nonaccrual status. The decrease in the net interest margin was due in part to the aforementioned tax exempt income in the prior year; however, the net interest margin was also negatively impacted by a decrease in the average yield on the loan portfolio. The decrease was the result of a combination of the increased lending activity during 1997 and the highly competitive nature of the local banking market. The Company's cost of funds remained unchanged at 4.33%.

                        SELECTED STATISTICAL INFORMATION

The following is selected statistical information for Southside Bancshares Corp. and subsidiaries.

I.       DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST
                        RATES AND INTEREST DIFFERENTIAL

   CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES
                            (dollars in thousands)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                              1997                                          1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             AVERAGE                                Average
                                                                INTEREST     RATES                      Interest    Rates
                                                  AVERAGE       INCOME\      EARNED\       Average      Income\     Earned\
                                                  BALANCE       EXPENSE      PAID(3)       Balance      Expense     Paid(3)
                                                  -------       -------      --------      -------      -------     --------
                          ASSETS
 Loans, net of unearned discount (1) (2) (3)    $307,118       $20,577       8.93%        $296,274      $20.631       9.28%
 Investments in debt securities:
     Taxable(4)                                  158,854         7,233       6.07          146,249        6.548       5.97
     Exempt from Federal income tax (3) (4)       22,775         1,435       8.40           23,088        1.442       8.33
 Short-term investments                           15,020           602       5.34           18,786          748       5.31
                                                 -------         -----                      -------       ------
       Total interest-earning assets/
       interest income/overall yield (3)         503,767        29,847       7.90          484,397       29,369       8.08
                                                                ------       ====                        ------       ====
 Allowance for possible loan losses               (6,034)                                   (5,576)
 Cash and due from banks                          14,695                                    15,439
 Other assets                                     20,647                                    18,809
                                                 -------                                   =======
         TOTAL ASSETS                           $533,075                                  $513,069
                                                 =======                                   =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing demand and savings
 deposits                                       $187,399         4,324       3.08%        $183,763        4,221       3.06%
 Time deposits                                   225,731         9,024       5.33          215,753        8,671       5.36
 Short-term borrowings                             4,730           158       4.45            1,942           79       5.42
 Debt of employee stock ownership plan             1,657           105       8.45            2,133          132       8.25
                                                 -------         -----                      -------        -----
         Total interest-bearing
         liabilities/interest-
         expense/overall rate                    419,517        13,611       4.33          403,591        1,103       4.33
                                                                ------       ====                         -----       ====
 Noninterest-bearing demand deposits              54,944                                    54,991
 Other liabilities                                 4,003                                     4,953
 Shareholders' equity                             54,611                                    49,534
                                                 -------                                   -------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                   $533,075                                  $513,069
                                                 =======                                   =======
 NET INTEREST INCOME                                           $16,236                                  $16,266
                                                                ======                                   ======
 NET INTEREST MARGIN ON AVERAGE INTEREST-
 EARNING ASSETS                                                              4.30%                                    4.48%
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

PROVISION FOR POSSIBLE LOAN LOSSES
         The provision for possible loan losses remained at a relatively low level of $45,000 during the first nine months of 1997. Due to the net recoveries of $470,000 during the first nine months of 1997 and the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses during the first nine months of the year. Management continues to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.

NONINTEREST INCOME
         Noninterest income increased in both the third quarter and first nine months of 1997, in comparison to the same periods in the prior year. On a year-to-date basis, the $145,000 increase was due, in part, to a $91,000 increase in Trust department revenue, which was caused by the strong stock market performance through September 30, 1997. The remainder of the increase was the result of an increase in service charge revenue. The $21,000 increase in the third quarter noninterest income was also the result of increases in Trust department and service charge revenue.

NONINTEREST EXPENSE
         Noninterest expense for the first nine months of 1997 increased $483,000 when compared to the first nine months of the prior year. The increase was largely attributable to increases in other real estate owned
(OREO) expense, which increased $117,000, attorney fees which increased $48,000, and amortization of the Company's investments in low-income housing projects, which increased $76,000. The OREO expenses relate to a sixty-one unit mobile home park, on which the Company's lead bank foreclosed in October 1996. The past nine months have been spent renovating the units, and management expects to have a majority of the units rented by the end of the year. Once the project is near full occupancy it will be self sufficient. The increase in attorney fees was the result of various litigation which arises in the normal course of business. The investments in low-income housing projects are amortized in direct proportion to the amount of tax credits utilized, and management has found these low-income housing projects to be a valuable tool in fulfilling our commitment to community reinvestment, yet still allowing the Company to fulfill its commitment to its shareholders. Third quarter noninterest expense was $144,000 higher than the previous year. This increase was also due to the aforementioned OREO expenses and low-income housing credits.

  INCOME TAXES
         Federal income tax expense for the first nine months of 1997 was $1,680,000 compared to $1,701,000 in the first nine months of 1996. The effective tax rate increased slightly to 26.52% in 1997 from 26.37% in 1996. This increase was due to a decrease in tax exempt loan income.

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

         In February 1997, the FASB issued SFAS No. 128, Earnings per Share (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.

                   COMMON STOCK - MARKET PRICE AND DIVIDENDS

         The table below sets forth the high, low and closing bid prices of the Company's common stock for the periods presented. The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System/Small-Cap Market System ("NASDAQ/SCM") under the symbol SBCO. Accordingly, information included below represents the high and low bid prices of the common stock reported on NASDAQ/SCM. As reflected in the table below, the quarterly dividend was increased for the sixth consecutive quarter. The current quarterly dividend of $.18 per common share represents an 80 percent increase over the past two years.

                                                                                    Book                        Dividends Paid Per
                                           High Bid      Low Bid      Close         Value    Market/Book (1)       Common Share
                                           --------      -------     -------       -------   -----------           ------------
             3rd Quarter - 1997              $40.50       $33.50      $33.50        $20.57         162.86%             $ 0.18
             2nd Quarter - 1997               37.00        21.50       37.00         20.14         183.71                0.17
             1st Quarter - 1997               25.00        22.75       24.50         19.60         125.00                0.16

             4th  Quarter - 1996              22.75        20.50       22.75         19.30         117.88                0.15
             3rd  Quarter - 1996              20.50        20.25       20.50         18.84         108.81                0.13
             2nd Quarter - 1996               20.00        19.00       20.00         18.25         109.59                0.12
             1st  Quarter - 1996              21.00        19.00       19.00         18.00         105.56                0.10

(1)  Based on the closing bid price of the Company's common stock at quarter end.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of business, the Company had certain routine lawsuits pending at September 30, 1997. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation on Net Income Per Common Share

         Reports on Form 8-K
         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SOUTHSIDE BANCSHARES CORP.
                                         -----------------------------------





November 12, 1997                        /s/  Thomas M. Teschner
-----------------                        -----------------------------------
                                         Thomas M. Teschner
                                         President
                                         (Principal Executive Officer)




November 12, 1997                        /s/  Joseph W. Pope
-----------------                        -----------------------------------
                                         Joseph W. Pope
                                         Senior Vice President and Chief
                                         Financial Officer (Principal Financial
                                         Officer, Controller, and Principal
                                         Accounting Officer)