Form 10-Q/A
period 1997-09-30
SOUTHSIDE BANCSHARES CORP
filed 1997-12-12
CIK 703970

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

                                 (MARK ONE)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              SEPTEMBER 30, 1997
                               ----------------------------------------------
                                     OR
[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               ------------------------  --------------------

Commission file number 0-10849

                         SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           MISSOURI                                      43-1262037
---------------------------------          -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI              63116
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     ----        ----

         At NOVEMBER 12, 1997, the number of shares outstanding of the registrant's common stock was 2,825,670.

                           SOUTHSIDE BANCSHARES CORP.

                                     INDEX

                                                                                             Page
                                                                                             ----


Part I.     FINANCIAL INFORMATION

                 Item 1.  Condensed Consolidated Financial Statements:

                                  Condensed Consolidated Balance Sheets at
                                     September 30, 1997 and December 31, 1996                  3

                                  Condensed Consolidated Statements of Income for
                                     the nine months and three months ended
                                     September 30, 1997 and September 30, 1996                 4

                                  Condensed Consolidated Statements of Cash Flows for
                                     the nine months ended September 30, 1997
                                     and September 30, 1996                                    5

                                  Notes to Condensed Consolidated Financial Statements         6

Part II.    OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K                                     7

                          Signatures                                                           8

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                    (dollars in thousands except share data)
                                  (unaudited)


                                                                                        SEPTEMBER 30,             December 31,
                                    ASSETS                                                1997                      1996
                                                                                   -----------------         -----------------
 Cash and due from banks                                                                   $ 16,861                $ 17,156
 Federal funds sold                                                                          14,000                  13,500
 Investments in debt securities:
 Available-for-sale, at market value                                                         68,498                  66,650
 Held-to-maturity, at amortized cost
     (approximate market value of $105,045
     in 1997, and $121,377 in 1996)                                                         104,042                 120,644
                                                                                         ----------              ----------
        Total investments in debt securities                                                172,540                 187,294
                                                                                         ----------              ----------

 Loans, net of unearned discount                                                            318,883                 294,463
    Less allowance for possible loan losses                                                  (6,117)                 (5,602)
                                                                                         ----------              ----------
                  Loans, net                                                                312,766                 288,861
                                                                                         ----------              ----------
 Bank premises and equipment                                                                 10,913                  10,785
 Other assets                                                                                10,388                  10,311
                                                                                         ----------              ----------
                  TOTAL ASSETS                                                             $537,468                $527,907
                                                                                         ==========              ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
    Noninterest-bearing demand                                                            $  57,144                $ 58,046
    Interest-bearing demand and savings                                                     186,836                 185,589
    Time deposits                                                                           227,268                 223,641
                                                                                         ----------              ----------
                  Total deposits                                                            471,248                 467,276

 Short-term borrowings                                                                        5,353                   1,623
 Debt of employee stock ownership plan                                                          -                     1,779
 Other liabilities                                                                            4,589                   4,388
                                                                                         ----------              ----------
                  Total liabilities                                                         481,190                 475,066
                                                                                         ----------              ----------

 Commitments and contingent liabilities
 Shareholders' equity:
    Cumulative preferred stock, no par value, 1,000,000 shares
        authorized and unissued                                                                 -                        -
    Common stock, $1 par value, 5,000,000 shares authorized,
        2,859,010 shares issued and outstanding in 1997 and 1996                              2,859                   2,859
 Surplus                                                                                      5,964                   5,819
 Retained earnings                                                                           49,706                  46,448
 Unearned employee stock ownership plan shares                                               (1,433)                 (1,581)
 Treasury stock, 33,340 shares in 1997 and 22,340 shares in 1996                               (837)                   (450)
 Net unrealized losses on available-for-sale securities                                          19                    (254)
                                                                                         ----------              ----------
                  Total shareholders' equity                                                 56,278                  52,841
                                                                                         ----------              ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $537,468                $527,907
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
                                  (unaudited)

                                                                    NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                     1997         1996         1997           1996
                                                                  ---------    ---------    ----------     ---------
INTEREST INCOME:
  Interest and fees on loans                                       $20,410      $20,215        $7,105        $7,085
  Interest on investments in debt securities:
      Taxable                                                        7,233        6,548         2,332         2,306
      Exempt from Federal income taxes                                 947          952           329           317
  Interest on short-term investments                                   602          748           232           212
                                                                 ---------    ---------     ---------     ---------
           TOTAL INTEREST INCOME                                    29,192       28,463         9,998         9,920
                                                                 ---------    ---------     ---------     ---------

INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits           4,324        4,221         1,468         1,448
  Interest on time deposits                                          9,024        8,671         3,083         2,915
  Interest on short-term borrowings                                    158           79            72            28
  Interest on debt of employee stock ownership plan                    105          132            34            37
                                                                 ---------    ---------     ---------     ---------
         TOTAL INTEREST EXPENSE                                     13,611       13,103         4,657         4,428
                                                                 ---------    ---------     ---------     ---------
         NET INTEREST INCOME                                        15,581       15,360         5,341         5,492
  Provision for possible loan losses                                    45           45            15            15
                                                                 ---------    ---------     ---------     ---------
         NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                         15,536       15,315         5,326         5,477
                                                                 ---------    ---------     ---------     ---------

NONINTEREST INCOME:
  Trust department                                                     749          658           244           201
  Service charges on deposit accounts                                  988          937           338           312
  Net gains (losses) on sale of other real estate
      owned and other foreclosed property                              (26)          52            (4)           75
  Other                                                                369          288           113            82
                                                                 ---------    ---------     ---------     ---------
         TOTAL NONINTEREST INCOME                                    2,080        1,935           691           670
                                                                 ---------    ---------     ---------     ---------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                     5,597        5,521         1,913         1,871
  Net occupancy and equipment expense                                1,816        1,763           624           586
  Data processing                                                      343          351           114           108
  Other                                                              3,526        3,164         1,220         1,162
                                                                 ---------    ---------     ---------     ---------
         TOTAL NONINTEREST EXPENSES                                 11,282       10,799         3,871         3,727
                                                                 ---------    ---------     ---------     ---------

         INCOME BEFORE FEDERAL INCOME TAX EXPENSE                    6,334        6,451         2,146         2,420
Federal income tax expense                                           1,680        1,701           571           577
                                                                 ---------    ---------     ---------     ---------
         NET INCOME                                                $ 4,654      $ 4,750        $1,575       $ 1,843
                                                                 =========    =========     =========     =========

SHARE DATA:
        Earnings per common share                                    $1.70        $1.76         $0.57         $0.68
                                                                 =========    =========     =========     =========
        Dividends paid per common share                              $0.51        $0.35         $0.18         $0.13
                                                                 =========    =========     =========     =========
        Average common shares outstanding                        2,739,926    2,698,864     2,742,181     2,710,294
                                                                 =========    =========     =========     =========

         See accompanying notes to condensed consolidated financial statements.


                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (dollars in thousands)
                                  (unaudited)


                                                                                         1997                         1996
                                                                                      ---------                    ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $ 4,654                     $  4,750
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                                   1,146                        1,426
         Provision for possible loan losses                                                 45                           45
         Other operating activities, net                                                  (255)                         309
                                                                                       -------                     --------
           Total adjustments                                                               936                        1,780
                                                                                       -------                     --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                   5,590                        6,530
                                                                                       -------                     --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
         Net (increase) decrease in Federal funds sold                                    (500)                       1,500
         Proceeds from maturities of and principal payments on
                      debt securities                                                   37,849                       36,069
         Purchases of debt securities                                                  (22,891)                     (51,721)
         Net (increase) decrease in loans                                              (26,276)                       6,609
         Recoveries of loans previously charged off                                        745                          876
         Proceeds from sales of other real estate owned and other
                      foreclosed property                                                  232                          617
         Purchases of bank premises and equipment                                         (963)                      (l,086)
                                                                                       -------                     --------
             NET CASH USED IN INVESTING ACTIVITIES                                     (11,804)                      (7,136)
                                                                                       -------                     --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase (decrease)in demand and savings deposits                             345                       (4,509)
         Net increase in time deposits                                                   3,627                        6,010
         Net increase in short-term borrowings                                           3,730                        1,146
         Payments to acquire treasury stock                                               (387)                        (283)
         Cash dividends paid                                                            (1,396)                        (956)
                                                                                       -------                     --------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         5,919                        1,408
                                                                                       -------                     --------
             NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (295)                         802
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           17,156                       16,930
                                                                                       -------                     --------
 CASH AND CASH EQUIVALENTS, END OF QUARTER                                             $16,861                      $17,732
                                                                                       =======                      =======

 Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest on deposits and borrowings                                             $13,307                      $13,105
       Income taxes                                                                      2,010                        1,718
                                                                                       =======                      =======

    Noncash transactions:
       Transfers to other real estate owned in settlement of loans
                                                                                       $   389                     $    381
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

PART II.   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

          Exhibit 11 - Computation on Net Income Per Common Share*

          Exhibit 27 - Financial Data Schedule*

          Reports on Form 8-K
          None



* Previously filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHSIDE BANCSHARES CORP.





December 12, 1997                         /s/  Thomas M. Teschner
                                          -------------------------------------
                                          Thomas M. Teschner President
                                          (Principal Executive Officer)




December 12, 1997                         /s/  Joseph W. Pope
                                          -------------------------------------
                                          Joseph W. Pope Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer,
                                          Controller, and Principal
                                          Accounting Officer)