Form 10-K
period 1997-12-31
SOUTHSIDE BANCSHARES CORP
filed 1998-03-26
CIK 703970

                           SOUTHSIDE BANCSHARES CORP.
                               3606 GRAVOIS AVENUE
                            ST. LOUIS, MISSOURI 63116


                                  March , 1998


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

         RE:      SOUTHSIDE BANCSHARES CORP.
                  ANNUAL REPORT ON FORM 10-K
                  COMMISSION FILE NO. 0-10849

Ladies and Gentlemen:

         On behalf of Southside Bancshares Corp. (the "Company"), a Missouri corporation, and pursuant to Item 101(a)(1)(iii) of Regulation S-T promulgated under the Securities Exchange Act of 1934, as amended, enclosed herewith for filing is the Company's Annual Report on Form 10-K, with exhibits, for its fiscal year ended December 31, 1997.

         The audited financial statements included in the Annual Report to Shareholders reflect that, effective December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share.

         If you have any questions with respect to these materials, please call the undersigned at (314) 577-6628.

                                               Sincerely,

                                               /s/Joseph Pope

                                               Joseph Pope

Attachment

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1997.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

             For the transition period from __________ to __________

                         Commission File Number 0-10849

                           SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                MISSOURI                                                             43-1262037
--------------------------------------------------------------          -----------------------------------
(State or Other Jurisdiction of Incorporation or Organization)          (I.R.S. Employer Identification No.)

  3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                                               63116
-----------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                              (Zip Code)

Registrant's Telephone Number, Including Area Code:    (314) 776-7000

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
Title of Each Class                             on Which Registered
-------------------                            ---------------------
       NONE                                            NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)
                         ------------------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 9, 1998, the aggregate market value, computed by the average bid and asked prices, of the voting stock held by non-affiliates of the Registrant was approximately $44,801,161.25.

         At March 9, 1998, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 2,792,670.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (Part I and Part II); and

(2) Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 23, 1998 (Part III).

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

         Southside, through its subsidiary banks, is primarily engaged in commercial banking and providing trust services. The Registrant and its subsidiaries had, at December 31, 1997, consolidated total assets of approximately $550 million. The following table shows the year of acquisition, total assets, total loans and total deposits at December 31, 1997, of each of Southside's wholly-owned subsidiary banks, all of which are located in Missouri.

                                                                                        (in thousands)
                                    Year of                -------------------------------------------------------------------
             Bank                 Acquisition              Total Assets                  Total Loans            Total Deposits
             ----                 -----------              ------------                  -----------            --------------
South Side National Bank
   in St. Louis                        1983                   $353,316                    $197,175                  $309,297
State Bank of Jefferson County         1983                   $ 57,683                    $ 41,377                  $ 51,533
Bank of Ste. Genevieve                 1985                   $ 84,805                    $ 55,005                  $ 74,627
The Bank of St. Charles
   County                              1986                   $ 54,120                    $ 34,461                  $ 49,311


         The Registrant's subsidiary banks, which operated 13 banking offices in Missouri during 1997, are engaged in the general banking business of accepting funds for deposit, making loans, renting safe deposit boxes and performing such other banking services as are usual and customary in banks of similar size and character. All of the subsidiary banks offer real estate, commercial and consumer loans. Customers of all subsidiary banks are offered regular checking, interest-bearing checking, money market, savings, certificates of deposit and IRA accounts. South Side National Bank in St. Louis ("SSNB"), State Bank of Jefferson County and The Bank of St. Charles County also provide Honor and CIRRUS 24-hour automated teller machines. Bank of Ste. Genevieve has two 24-hour banking machines on the Shazam and CIRRUS
automated teller networks.  SSNB also provides  a  24-hour   automated  teller
machine (ATM) at its Customer-Bank Communications Terminal branch in St. Anthony's Medical Center located at 10010 Kennerly Road, St. Louis County, Missouri 63128.

         Customers of all of the subsidiary banks are also offered the services of the trust department of SSNB. At December 31, 1997, the combined market value of fiduciary and custodial assets under management of the trust department was approximately $307 million, which are not included in the consolidated assets of the Registrant as they do not represent assets of the Registrant.

         The responsibility for the management of the subsidiary banks remains with the officers and directors of the respective banks. Southside provides the subsidiary banks with assistance and service in auditing, record keeping, tax planning, trust operations, new business development, lending, regulatory compliance and human resources management.

         Southside has nine officers. Southside utilizes, to the extent necessary, the officers, employees and services of its banking subsidiaries. The total number of full and part-time employees of the Registrant and its wholly-owned subsidiaries was 220 and 25, respectively, on December 31, 1997.

         The information on page 4 and pages 47-50 of the Southside Bancshares Corp. 1997 Annual Report is incorporated herein by reference.

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

         Missouri law provides that a bank holding company may not obtain control of any bank or depository financial institution if as a result of the acquisition, the total deposits in such bank or institution together with the total deposits of all banks and depository financial institutions located in the State of Missouri controlled by the bank holding company would exceed 13% of the total deposits of all depository financial institutions in the state, including banks, thrifts and credit unions. In computing the total deposits in all banks controlled by the bank holding company and the bank which the holding company seeks to acquire, certificates of deposit in the face amount of $100,000 or more, deposits from sources outside the United States and deposits of banks other than banks controlled by the bank holding company are to be deducted.

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

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted. As of September 29, 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry, subject to state deposit caps and a 10% nationwide deposit cap. This legislation also provides that, subject to future action by individual states, a holding company has the right, commencing on June 1, 1997, to convert the banks which it owns in different states to branches of a single bank. States were permitted to "opt out" of this full interstate branching provision prior to the effective date, but could not "opt out" of the law allowing bank holding companies from other states to enter such states. Missouri, in which all of the Registrant's subsidiary banks are located, did not "opt out" of the interstate branching provisions of this legislation.

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

         The primary subsidiary of the Registrant, South Side National Bank in St. Louis, is a national bank and, as such, its primary bank regulatory authority is the Office of the Comptroller of the Currency. A national bank is also subject to regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation. Banks organized under state law which are members of the Federal Reserve System are regulated and examined primarily by the Federal Reserve Board and state banking authorities, while banks organized under state law which are not members of the Federal Reserve System are regulated and examined primarily by the Federal Deposit Insurance Corporation and state banking authorities. The Bank of Ste. Genevieve is a state-chartered bank which is a member of the Federal Reserve System, while State Bank of Jefferson County and The Bank of St. Charles County are state-chartered banks which are not members of the Federal Reserve System. Regulation by the federal and state banking authorities is designed to protect depositors rather than shareholders.

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

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was signed into law on September 30, 1996. Among other matters, EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve Board. Written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier I capital. The foregoing prior notice requirement also applies to commencing non-banking activity de novo which has been previously approved by order of the Federal Reserve Board, but not yet implemented by regulations. The Federal Reserve Board has adopted comprehensive amendments to its regulations under the BHCA that implement the foregoing provisions of the EGRPRA (including provisions allowing the 12-day prior notice for acquisitions that exceed the 10% of risk-weighted assets limit, under certain circumstances) and that also streamline the application/notice process for acquisitions of banks and bank holding companies and eliminate regulatory provisions the Federal Reserve Board considered unnecessary. EGRPRA also provided for the recapitalization of the Savings Association Insurance Fund in order to bring that fund into parity with the BIF.

         Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Within this legislation are proposals to alter the statutory separation of commercial and investment banking, to allow a wider range of financial services companies to acquire and operate commercial banks and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which Southside's business may be affected thereby.

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

         The information contained in note 12 of the Notes to Consolidated Financial Statements on pages 42 and 43 of the Southside Bancshares Corp. 1997 Annual Report is incorporated herein by reference.

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

         (e)      Statistical Information

         The following selected statistical information relative to Southside and its subsidiaries should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Southside Bancshares Corp. 1997 Annual Report, incorporated herein by reference.

         (f)      Forward-Looking Statements

         Statements contained in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). There can be no assurance, in light of these risks and uncertainties, that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements:

         - Credit risk: While the Company has had excellent credit quality in recent years, approximately 51% of its loans at December 31, 1997 were in commercial (including commercial real estate), financial, and agricultural loans. Changes in local economic conditions could adversely affect credit quality in the Company's local business loan portfolio.

         - Interest rate risk: Although the Company actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely impact the Company's net interest margin if changes in its cost of funds do not correspond to the changes in income yields.

         - Competition: The Company's activities involve competition with other banks as well as other financial institutions and enterprises. Also, the financial service markets have and likely will continue to experience substantial changes, which could significantly change the Company's competitive environment in the future.

         - Legislative and regulatory environment: The Company operates in a rapidly changing legislative and regulatory environment. It cannot be predicted how or to what extent future developments in these areas will affect the Company. These developments could negatively impact the Company through increased operating expenses for compliance with new laws and regulations, restricted access to new products and markets, reduced barriers for new entrants in the markets in which the Company competes, or in other ways.

         - General business and economic trends: These factors, including the impact of inflation levels, influence the Company's results in numerous ways, including operating expense levels, deposit and loan activity, and availability of trained individuals needed for future growth.

         The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

                        SELECTED STATISTICAL INFORMATION
I.       Loan Portfolio

         A.       Types of Loans

         The following table shows the classification of loans by major category at December 31 for the years shown.


                                                                       (in thousands)
                                                   ----------------------------------------------------------------
                                                   1997            1996           1995         1994           1993
                                                   ----------------------------------------------------------------
Commercial, financial
 and agricultural                                 $69,168        $62,016       $ 62,214      $ 69,219      $ 73,566
Real estate-commercial                             98,759         82,045         88,321        82,807        86,258
Real estate-construction                           30,836         26,067         15,510        11,019         9,540
Real estate-residential                            92,028         96,039        102,418       108,134       110,806
Consumer                                           23,627         17,304         17,626        18,334        18,849
Industrial revenue bonds                            5,517          6,373          7,789         9,311         8,544
Other loans                                         6,502          4,619          9,946         2,573           668
                                                 --------       --------       --------      --------      --------

  TOTAL LOANS                                    $326,437       $294,463       $303,824      $301,397      $308,231
                                                 ========       ========       ========      ========      ========


         B.       Maturities and Sensitivities of Loans to Changes in Interest
                  Rates

         The following table shows the remaining maturities of selected loan categories at December 31, 1997.

                                                                       (in thousands)
                                                ----------------------------------------------------------------
                                                One year           Over one up            Over
                                                or less*           to 5 years           5 years         Total
                                                ----------------------------------------------------------------
Commercial, financial
 and agricultural                                $43,927             $21,432            $3,809        $ 69,168
Real estate-construction                          29,441               1,395               -            30,836
Other loans                                        6,487                  15               -             6,502
                                                 -------             -------            ------        --------
     TOTAL                                       $79,855             $22,842            $3,809        $106,506
                                                 =======             =======            ======        ========

* Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due "One year or less."

The following table shows the amount of loans above having maturities over one year which have predetermined interest rates, and the amount which have floating or adjustable interest rates at December 31, 1997 (in thousands).

Loans with predetermined interest rates                         $21,313
Loans with floating or adjustable interest rates                  5,338
                                                                -------
                                                                $26,651
                                                                =======
II.      Summary of Loan Loss Experience

         The information under the caption Allowance for Loan Losses and Risk Elements on pages 8 through 10 of the Southside Bancshares Corp. 1997 Annual Report is incorporated herein by reference.

         The following table analyzes the loan loss experience of the Registrant for the periods indicated:

                                                                        (dollars in thousands)
                                                                       Years Ended December 31,

                                               -------------------------------------------------------------------
                                                 1997             1996           1995         1994            1993
                                               -------------------------------------------------------------------
Average loans outstanding, net of
   unearned discount                           $311,266        $295,683        $297,480      $294,749      $330,869
                                               ========        ========        ========      ========      ========

Allowance at beginning of year                 $  5,602        $  5,635        $  7,144      $  8,334      $  9,994
                                               ========        ========        ========      ========      ========

Loans charged off:
   Commercial, financial and
      agricultural                                  139             878           1,606           821         3,087
   Real estate - construction                        -               -             -              -              -
   Real estate - residential                         77              93             294         1,302         1,884
   Consumer                                         151             248             274           195           528
                                               --------        --------        --------      --------      --------

   Total loans charged off                          367           1,219           2,174         2,318         5,499
                                               --------        --------        --------      --------      --------

Recoveries:
   Commercial, financial and
      agricultural                                  687             869             661           276           615
   Real estate - construction                        -               -               -             -             -
   Real estate - mortgage                            62             171             186           568           531
   Consumer                                          76              86              75            91            85
                                               --------        --------        --------      --------      --------

   Total recoveries                                 825           1,126             922           935         1,231
                                               --------        --------        --------      --------      --------

Net loans (recovered) charged off                  (458)             93           1,252         1,383         4,268
                                               --------        --------        --------      --------      --------

Provisions charged to
   operating expense                                 60              60              70           193         2,608
                                               --------        --------        --------      --------      --------

Adjustment due to sale of
  Bay-Hermann-Berger Bank                             -               -            (327)            -             -
                                               --------        --------        --------      --------      --------

Allowance at end of year                        $ 6,120         $ 5,602        $  5,635      $  7,144      $  8,334
                                               ========        ========        ========      ========      ========

Ratio of net charge-offs during
   year to average loans outstanding                  *            0.03%           0.42%         0.47%         1.29%
                                                               ========        ========      ========      ========

* Ratio is not applicable for 1997, as recoveries exceeded charge-offs for the year.

         The following table sets forth at the end of each reported period, a breakdown of the allowance for possible loan losses by major categories of loans and the percentage of loans in each category to total loans at the dates indicated:





                                                               Years Ended December 31,
                                                                (dollars in thousands)
                 ---------------------------------------------------------------------------------------------------
                                   1997                               1996                       1995
                 ---------------------------------------------------------------------------------------------------
                                       Percent of                       Percent of                    Percent of
                                      Loans in Each                    Loans in Each                 Loans in Each
                                       Category To                      Category To                   Category To
                       Allowance       Total Loans        Allowance     Total Loans      Allowance    Total Loans
                       ---------       -----------        ---------     -----------      ---------    ------------
Commercial,
   financial and
   agricultural          $3,920            23.0%            $3,902        23.2%           $3,935            23.0%

Real estate -
   construction             500             9.4                300         8.9%              300             5.1%

Real estate -
   mortgage               1,000            58.4              1,000        60.5%            1,000            62.8%

Consumer loans to
   individuals              500             7.2                200         5.8%              200             5.8%

Other loans
   (Unallocated)            200             2.0%               200         1.6%              200             3.3%
                         ------           -----             ------       ------           ------           -----
                         $6,120           100.0%            $5,602       100.0%           $5,635           100.0%
                         ======           =====             ======       ======           ======           =====

                 --------------------------------------------------------------------------
                                    1994                                   1993
                 ---------------------------------------------------------------------------
                                          Percent of                            Percent of
                                         Loans in Each                         Loans in Each
                                          Category To                           Category To
                         Allowance        Total Loans         Allowance           Total Loans
                         ---------        ------------      ------------       --------------
Commercial,
   financial and
   agricultural          $5,094            26.0%                $5,984            26.6%

Real estate -
   construction             300             3.7%                   300             3.1%

Real estate -
   mortgage               1,500            63.4%                 1,500            63.9%

Consumer loans to
   individuals              200             6.1%                   500             6.2%

Other loans
   (Unallocated)             50             0.8%                    50             0.2%
                         ------           -----                 ------           -----
                         $7,144           100.0%                $8,334           100.0%
                         ======           =====                 ======           =====

III.     Investment Portfolio

         The information contained in note 2 of the Notes to Consolidated Financial Statements on pages 36 and 37 of the Southside Bancshares Corp. 1997 Annual Report is incorporated herein by reference. The following table summarizes the carrying values and weighted average yields of investments in debt securities by contractual maturity. Actual maturities will differ from contractual maturities, because borrowers have the right to prepay obligations with or without prepayment penalties. A maturity distribution for mortgage-backed securities has not been prepared due to their accelerated prepayment characteristics.


                                                                                 (dollars in thousands)
                                                                                    DECEMBER 31, 1997
                                                         ------------------------------------------------------------------------

                                                                      AVAILABLE FOR SALE           HELD TO MATURITY
                                                                      ------------------           ----------------
                                                                   CARRYING         AVERAGE    CARRYING         AVERAGE
                                                                    VALUE            YIELD*      VALUE           YIELD*
                                                                    -----            ------      -----           ------
U.S. TREASURY SECURITIES AND OBLIGATIONS OF U.S.
   GOVERNMENT AGENCIES AND CORPORATIONS:

      Within 1 year                                                $ 9,065           5.44%     $20,020           5.70%

      After 1 but within 5 years                                    15,472           6.89       47,109           6.12

      After 5 but within 10 years                                    2,521           6.61        4,936           6.46

      After 10 years                                                    --             --           --             --
                                                                   -------                     -------
                        Total                                       27,058           6.37       72,065           6.03
                                                                   =======           ====      =======           ====


OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS:

      Within 1 year                                                    304           7.20        1,872           6.48

      After 1 but within 5 years                                        --             --        8,286           5.78

      After 5 but within 10 years                                       --             --       11,562           5.28

      After 10 years                                                    --             --        1,824           5.19
                                                                   -------                     -------
                        Total                                          304           7.20       23,544           5.55
                                                                   =======           ====      =======           ====

OTHER DEBT SECURITIES:

      Within 1 year                                                     --             --           --             --

      After 1 but within 5 years                                        --             --           --             --

      After 5 but within 10 years                                      100           6.29           --             --

      After 10 years                                                    --             --           --             --
                                                                   -------                     -------
                        Total                                          100           6.29          --              --
                                                                   =======           ====      =======           ====

TOTAL INVESTMENT SECURITIES:

      Within 1 year                                                  9,369           5.49       21,892           5.77

      After 1 but within 5 years                                    15,472           6.89       55,395           6.07

      After 5 but within 10 years                                    2,621           6.59       16,498           5.63

      After 10 years                                                  --               --        1,824           5.19
                                                                   -------                     -------

                        Total                                       27,462           6.39       95,609           5.91
                                                                   =======           ====      =======           ====

OTHER SECURITIES - NO STATED MATURITY                                1,475           6.80          --              --
                                                                   =======           ====      =======           ====

MORTGAGE-BACKED SECURITIES                                          44,523           6.28        4,070           6.90
                                                                   =======           ====      =======           ====

                        Total                                      $73,460           6.33      $99,679           5.95
                                                                   =======           ====      =======           ====

* The weighted average yield for each maturity range was calculated using the yield on each security within that range, weighted by the amortized cost of each security at December 31, 1997. The yields for obligations of states and political subdivisions exempt from federal income taxes have been adjusted to a fully tax-equivalent basis at a maximum tax rate of 34% for 1997, adjusted for the disallowance of interest cost to carry nontaxable securities.

  ITEM 2.  PROPERTIES

         The Registrant owned the following physical properties as of December 31, 1997:

         South Side National Bank in St. Louis, a subsidiary of the Registrant, owns a nine-story banking and office building at 3606 Gravois Avenue in St. Louis, Missouri 63116, and the adjacent drive-up facilities and three parking lots. The Registrant and this subsidiary occupy all nine stories in the building. This subsidiary of the Registrant owns the land and bank building located at its branch facility at 10330 Gravois Road, St. Louis, Missouri 63126. This is a two story building and the lower level and a portion of the main level are leased to tenants for an annual rental of approximately $31,000. This subsidiary also owns the land and bank building at 9914 Kennerly Road in St. Louis County upon which its South County branch is located. This is a two-story building and the second floor is leased to tenants for an annual rental of approximately $85,000. This subsidiary also owns the land and bank buildings at 10385 West Florissant, Ferguson, Missouri 63136, 8440 Morganford Road, St. Louis County, Missouri 63123 and 3420 Iowa Street, St. Louis, Missouri 63118. This subsidiary leases a branch facility at 4666 Lansdowne, St. Louis, Missouri 63116. In addition, the Registrant owns land at 4111 Telegraph Road in St. Louis County upon which it is currently constructing a three-story banking facility.

         State Bank of Jefferson County owns the land and a two-story building at its main banking office at 224 S. Main Street, DeSoto, Missouri 63020. The State Bank of Jefferson County also owns the land and a one-story building housing its facility located at 2000 Rock Road, DeSoto, Missouri 63020. In addition, State Bank of Jefferson County owns land in Herculaneum, Missouri, which was purchased as the site of a third banking facility.

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


  ITEM 3.  LEGAL PROCEEDINGS

         The information contained in note 14 of the Notes to Consolidated Financial Statements on page 44 of the Southside Bancshares Corp. 1997 Annual Report is incorporated herein by reference.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the names and ages of the executive officers of the Registrant and their business history for the past five years:

    NAME, AGE AND POSITION WITH THE
    COMPANY                                 PRINCIPAL OCCUPATIONS OR EMPLOYMENT SINCE JANUARY 1, 1993
    -------------------------------         ---------------------------------------------------------
    Thomas M. Teschner (41)                 President and Chief Executive Officer, Southside Bancshares Corp.;
    President and Chief Executive Officer   President and Chief Executive Officer, South Side National Bank in
                                            St. Louis.
    Joseph W. Pope (32)                     Chief Financial Officer and Senior Vice President, Southside Bancshares
    Senior Vice President and               Corp. (Since April 1995); Vice President, South Side National Bank in
    Chief Financial Officer                 St. Louis.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The only class of the Registrant's common equity is common stock, $1.00 par value (the "Common Stock"). The number of shares of Common Stock of the Registrant outstanding at March 9, 1998 was 2,792,670 shares, and the market price for the Common Stock on March 9, 1998 was $35.375 bid; $36.00 asked.

         The information on page 25 of the Southside Bancshares Corp. 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information on page 5 of the Southside Bancshares Corp. 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information on pages 6 through 26 of the Southside Bancshares Corp. 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information on pages 15 and 16 of the Southside Bancshares Corp. 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information on pages 27 through 46 of the Southside Bancshares Corp. 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information on pages 4 through 6 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 23, 1998 is incorporated herein by reference. The information on page 18 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 23, 1998, with respect to compliance by the Registrant's officers and directors with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference. The required information regarding Southside's executive officers is contained in PART I in the item captioned "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

         The information on pages 10 through 14 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 23, 1998 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 3 and 4 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 23, 1998, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information on page 17 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 23, 1998, is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following financial statements of Southside and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in Item 8.

         1.       Financial Statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets -
                           December 31, 1997 and 1996

                  Consolidated Statements of Income -
                           Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Shareholders' Equity -
                           Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows -
                           Years Ended December 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements

          2.      Financial Statement Schedules:

           All other schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

          3.      Exhibits:

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

                  10(c) Deferred Compensation Agreement dated April 25, 1996 between Thomas M. Teschner and Southside Bancshares Corp. filed as Exhibit 10(c) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.

                  10(d) Southside Bancshares Corp. Deferred Compensation Plan for Directors filed as Exhibit 10(d) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.

                  11 Computation of Net Income Per Common Share incorporated by reference to Note 11 of the Notes to the Consolidated Financial Statements.

                  13 Portions of the Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1997.

                  21        List of Subsidiaries.

                  23        Independent Auditors' Consent of KPMG Peat Marwick
                            LLP.

                  27       Financial Data Schedule.


  (b) Reports filed on Form 8-K:

           The following reports on Form 8-K were filed for the three months ended December 31, 1997:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SOUTHSIDE BANCSHARES CORP.



                                      By       /s/ Thomas M. Teschner
                                          ------------------------------------
                                               Thomas M. Teschner
                                               President and Chief Executive
                                               Officer (Principal Executive
                                               Officer)
March 26, 1998


                                      By       /s/ Joseph W. Pope
                                          ------------------------------------
                                               Joseph W. Pope
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial Officer, Controller and
                                               Principal Accounting Officer)
March 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




     /s/ Howard F. Etling                       /s/   Joseph W. Beetz
--------------------------------             ----------------------------------
         Howard F. Etling                             Joseph W. Beetz
         Chairman of the Board                        Director

Date:  March 26, 1998                           Date:  March 26, 1998




     /s/ Ralph Crancer, Jr.                     /s/ Douglas P. Helein
--------------------------------             ----------------------------------
         Ralph Crancer, Jr.                         Douglas P. Helein
         Director                                   Director

Date:  March 26, 1998                           Date:  March 26, 1998



     /s/ Thomas M. Teschner                     /s/ Earle J. Kennedy, Jr.
--------------------------------             ----------------------------------
         Thomas M. Teschner                         Earle J. Kennedy, Jr.
         President, Chief Executive                 Director
         Officer and Director


Date:  March 26, 1998                           Date:  March 26, 1998

     /s/ Norville K. McClain                    /s/ Richard G. Schroeder, Sr.
--------------------------------             ----------------------------------
         Norville K. McClain                        Richard G. Schroeder, Sr.
         Director                                   Director

Date:  March 26, 1998                           Date:  March 26, 1998




     /s/ Daniel J. Queen
--------------------------------
         Daniel J. Queen
         Director

Date:  March 26, 1998

                                  EXHIBIT INDEX


     REGULATION S-K                                                                  REPORT
       EXHIBIT                                                                        PAGE
         NO.                                 DESCRIPTION                              -NO.
       -------                               -----------                              ----

          3(i)            Restated Articles of Incorporation of the Registrant         *
                          filed as Exhibit 4(a) to the * Registrant's
                          Registration Statement on Form S-8 on May 2, 1994 (No.
                          33-78454), incorporated herein by reference.

          3(ii)           Restated Bylaws of the Registrant with amendments            *
                          through December 28, 1995 filed * as Exhibit 4(b) to
                          the Registrant's Registration Statement (No.
                          333-00579) on Form S-8 on January 31, 1996,
                          incorporated herein by reference.

          4(a)            Rights Agreement dated as of May 27, 1993 between            *
                          Registrant and Boatmen's Trust * Company filed as
                          Exhibits 1 and 2 to Registrant's Registration
                          Statement on Form 8-A on June 1, 1993 (No. 0-10849),
                          incorporated herein by reference.

          10(a)           Employment Agreement Dated April 27, 1995 between            *
                          Registrant, South Side National Bank in St. Louis and
                          Thomas M. Teschner filed as Exhibit 10(b) to the
                          Registrant's Report on Form 10-K for the fiscal year
                          ended December 31, 1995, incorporated herein by
                          reference.

          10(b)           Southside Bancshares Corp. 1993 Non-Qualified Stock          *
                          Option Plan, filed as Exhibit 10(e) to the
                          Registrant's Report on Form 10-K for the fiscal year
                          ended December 31, 1994, incorporated herein by
                          reference.

          10(c)           Deferred Compensation Agreement dated April 25, 1996         *
                          between Thomas M. Teschner and Southside Bancshares
                          Corp. filed as Exhibit 10(c) to the Registrant's
                          Report on Form 10-K for the fiscal year ended December
                          31, 1996, incorporated herein by reference.

          10(d)           Southside Bancshares Corp. Deferred Compensation Plan        *
                          for Directors filed as Exhibit 10(d) to the
                          Registrant's Report on Form 10-K for the fiscal year
                          ended December 31, 1996, incorporated herein by
                          reference.

          11              Computation of Net Income Per Common Share                   *
                          incorporated by reference to Note 11 of the Notes to
                          the Consolidated Financial Statements.

          13 Portions of the Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1997, filed herewith.

          21              List of Subsidiaries, filed herewith.

          23              Independent Auditors' Consent of KPMG Peat Marwick
                          LLP, filed herewith.

          27              Financial Data Schedule, filed herewith.

           *              Incorporated by reference.
