Form 10-Q
period 1998-03-31
SOUTHSIDE BANCSHARES CORP
filed 1998-05-13
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              MARCH 31,  1998
                                   ---------------------------------------------
                                                   OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------     --------------------
Commission file number 0-10849

                           SOUTHSIDE BANCSHARES CORP.
  ---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           MISSOURI                                        43-1262037
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI            63116
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----        -----

     At MAY 13, 1998 , the number of shares outstanding of the registrant's common stock was 2,791,670 .

                           SOUTHSIDE BANCSHARES CORP.

                                      INDEX

                                                                            Page
Part I.  FINANCIAL INFORMATION                                              ----

           Item 1.      Condensed Consolidated Financial Statements:

                        Condensed Consolidated Balance Sheets at
                           March 31, 1998 and December 31, 1997                3

                        Condensed Consolidated Statements of Income for
                           the three months ended March 31, 1998
                           and March 31, 1997                                  4

                        Condensed Consolidated Statements of Cash Flows for
                           the three months ended March 31, 1998
                           and March 31, 1997                                  5

                        Notes to Condensed Consolidated Financial Statements   6

           Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations       7

           Item 3.      Quantative and Qualitative Disclosures
                           Regarding Market Risk - There have been
                           no material changes from the information provided in the 12/31/97 Annual Report on Form 10-K

Part II. OTHER INFORMATION

           Item 1.      Legal Proceedings                                     15

           Item 6.      Exhibits and Reports on Form 8-K                      15

                        Signatures                                            16

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                    (dollars in thousands except share data)
                                   (unaudited)



                                                                             MARCH 31,      December 31,
                                     ASSETS                                     1998            1997
                                                                             ---------      ------------
Cash and due from banks                                                      $  16,046        $  18,302
Federal funds sold                                                              17,200           17,200
Investments in debt securities:
         Available-for-sale, at market value                                    68,529           73,460
         Held-to-maturity, at amortized cost
             (approximate market value of $106,994
             in 1998, and $100,838 in 1997)                                    105,733           99,679
                                                                             ---------        ---------
                Total investments in debt securities                           174,262          173,139
                                                                             ---------        ---------

Loans, net of unearned discount                                                325,467          326,437
   Less allowance for possible loan losses                                       6,058            6,120
                                                                             ---------        ---------
                 Loans, net                                                    319,409          320,317
                                                                             ---------        ---------
Bank premises and equipment                                                     11,375           10,866
Other assets                                                                     9,951           10,040
                                                                             ---------        ---------
                 TOTAL ASSETS                                                $ 548,243        $ 549,864
                                                                             =========        =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                                $  58,273        $  61,308
   Interest-bearing demand and savings                                         197,915          195,804
   Time deposits                                                               224,711          226,251
                                                                             ---------        ---------
                 Total deposits                                                480,899          483,363

Securities sold under agreements to repurchase                                   4,260            5,333
Other liabilities                                                                5,371            4,515
                                                                             ---------        ---------
                 Total liabilities                                             490,530          493,211
                                                                             ---------        ---------

Commitments and contingent liabilities
Shareholders' equity:
   Cumulative preferred stock, no par value, 1,000,000 shares
       authorized and unissued                                                    --               --
   Common stock, $1 par value, 5,000,000 shares authorized,
       2,859,010 shares issued and outstanding in 1998 and 1997                  2,859            2,859
Surplus                                                                          6,090            6,023
Retained earnings                                                               51,938           50,841
Unearned employee stock ownership plan shares                                   (1,334)          (1,384)
Treasury stock, at cost, 66,340 and 61,340 shares, respectively                 (1,996)          (1,820)
Net unrealized gains on available-for-sale securities                              156              134
                                                                             ---------        ---------
                 Total shareholders' equity                                     57,713           56,653
                                                                             ---------        ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 548,243        $ 549,864
                                                                             =========        =========

See accompanying notes to condensed consolidated financial statements

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        THREE MONTHS ENDED MARCH 31, 1998
                         AND 1997 (dollars in thousands
                               except share data)
                                   (unaudited)




                                                                              1998                  1997
                                                                          -----------           -----------
INTEREST INCOME:
  Interest and fees on loans                                              $     7,176           $     6,497
  Interest on investments in debt securities:
      Taxable                                                                   2,249                 2,443
      Exempt from Federal income taxes                                            325                   308
  Interest on Federal funds sold                                                  270                   153
                                                                          -----------           -----------
           TOTAL INTEREST INCOME                                               10,020                 9,401
                                                                          -----------           -----------

INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits                      1,552                 1,410
  Interest on time deposits                                                     3,029                 2,941
  Interest on securities sold under agreements to repurchase                       56                    34
  Interest on ESOP debt                                                             -                    37
                                                                          -----------           -----------
           TOTAL INTEREST EXPENSE                                               4,637                 4,422
                                                                          -----------           -----------
         NET INTEREST INCOME                                                    5,383                 4,979
Provision for possible loan losses                                                 15                    15
                                                                          -----------           -----------
         NET INTEREST INCOME AFTER PROVISION
         FOR POSSIBLE LOAN LOSSES                                               5,368                 4,964
                                                                          -----------           -----------

NONINTEREST INCOME:
  Trust department                                                                263                   237
  Service charges on deposit accounts                                             313                   321
  Net losses on sales of other real estate
    owned and other foreclosed property                                            (3)                  (15)
  Other                                                                           153                   139
                                                                          -----------           -----------
         TOTAL NONINTEREST INCOME                                                 726                   682
                                                                          -----------           -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits                                                2,012                 1,804
  Net occupancy and equipment expense                                             536                   589
  Data processing                                                                 111                   107
  Other                                                                         1,158                 1,117
                                                                          -----------           -----------
         TOTAL NONINTEREST EXPENSES                                             3,817                 3,617
                                                                          -----------           -----------

         INCOME BEFORE FEDERAL INCOME TAX EXPENSE                               2,277                 2,029
Federal income tax expense                                                        639                   531
                                                                          -----------           -----------
         NET INCOME                                                             1,638                 1,498
                                                                          -----------           -----------
OTHER COMPENSATION INCOME, NET OF TAX:
  Unrealized gains (losses) on available-for-sale securities                       22                  (254)
                                                                          -----------           -----------
        COMPREHENSIVE INCOME                                              $     1,660           $     1,244
                                                                          ===========           ===========


SHARE DATA:
        Earnings per common share-basic                                   $      0.60           $      0.55
                                                                          ===========           ===========
        Earnings per common share-diluted                                 $      0.59           $      0.54
                                                                          ===========           ===========
        Dividends paid per common share                                   $      0.20           $      0.16
                                                                          ===========           ===========
        Average common shares outstanding                                   2,706,192             2,737,671
                                                                          ===========           ===========
        Average common shares outstanding, including potentially
            dilutive shares                                                 2,783,563             2,763,415
                                                                          ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (dollars in thousands)
                                   (unaudited)






                                                                                        1998               1997
                                                                                      ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  1,638           $  1,498
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                                      278                329
        Provision for possible loan losses                                                  15                 15
        Other operating activities, net                                                  1,025                530
                                                                                      --------           --------
          Total adjustments                                                              1,318                874
                                                                                      --------           --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                    2,956              2,372
                                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net increase in Federal funds sold                                                   -             (5,900)
        Proceeds from maturities of and principal payments on
              debt securities                                                           17,933             10,657
        Purchases of debt securities                                                   (19,007)            (7,891)
        Net decrease (increase) in loans                                                   778             (2,704)
        Recoveries of loans previously charged off                                          94                544
        Proceeds from sales of other real estate owned and other
              foreclosed property                                                            -                 84
        Purchases of bank premises and equipment                                          (756)               (88)
                                                                                      --------           --------
            NET CASH USED IN INVESTING ACTIVITIES                                         (958)            (5,298)
                                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease in demand and savings deposits                                       (924)            (1,404)
        Net (decrease) increase in time deposits                                        (1,540)               711
        Net (decrease) increase in securities sold under agreements to
              repurchase                                                                (1,073)             2,128
        Payments to acquire treasury stock                                                (176)               (26)
        Cash dividends paid                                                               (541)              (438)
                                                                                      --------           --------
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (4,254)               971
                                                                                      --------           --------
            NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (2,256)            (1,955)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            18,302             17,156
                                                                                      --------           --------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                             $ 16,046           $ 15,201
                                                                                      ========           ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits and borrowings                                             $  4,548           $  4,207
      Income taxes                                                                          75                 -
                                                                                      ========           ========

   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                     $     21           $    119
                                                                                      ========           ========

See accompanying notes to condensed consolidated financial statements.

                           SOUTHSIDE BANCSHARES CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (unaudited)

BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     The Company adopted the provisions of Statement on Financial Accounting Standards (SFAS) No. 130- Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains and losses) in a full set of general purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have a material impact on the Company's consolidated financial statements. The Company's source of comprehensive income is unrealized gains or losses on available-for-sale securities. The accumulatived effect of such comprehensive income is included in shareholders' equity in the consolidated financial statements.

ACQUISITION
     On February 25, 1998, the Company entered into a definitive agreement that provides for the acquisition and merger of Public Service Bank, FSB (PSB) with the Company's subsidiary bank, South Side National Bank. As of September 30, 1997, PSB had total assets of $70,470,000, stockholders' equity of $4,364,000, and three offices in the St. Louis metropolitan area. The agreement provides for the Company to acquire 100% of PSB from its stockholders, who shall receive either cash, shares of the Company's common stock, or a combination of cash and the Company's common stock, at the election of each PSB stockholder subject to certain limitations as set forth in the agreement. The value of the transaction is expected to be approximately $8.7 million or two times PSB's adjusted book value as of the closing date. The acquisition should be completed in the second quarter of 1998, and it is subject to, among other things, regulatory approval.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

     This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the three months ended March 31, 1998 and 1997.

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

                             FINANCIAL HIGHLIGHTS
                    COMPARISON OF SELECTED FINANCIAL DATA
                   (dollars in thousands except share data)

                                                             THREE MONTHS ENDED       Twelve Months Ended      Three Months Ended
                                                                MARCH 31, 1998            December 31            March 31, 1997
                                                                --------------            -----------            --------------
EARNINGS
   Total interest income                                          $   10,020               $   39,355               $    9,401
   Total interest expense                                              4,637                   18,243                    4,422
                                                                  ----------               ----------               ----------
   Net interest income                                                 5,383                   21,112                    4,979
   Provision for possible loan losses                                     15                       60                       15
                                                                  ----------               ----------               ----------
   Net interest income after provision for possible
    loan losses                                                   $    5,368               $   21,052               $    4,964
                                                                  ==========               ==========               ==========
   Net income                                                     $    1,638               $    6,302               $    1,498
                                                                  ==========               ==========               ==========

SHARE DATA
   Earning per common share:
     Basic                                                        $     0.60               $     2.30               $     0.55
     Diluted                                                             .59                     2.25                     0.54
   Dividends paid per common share                                       .20                      .70                      .16
   Book value                                                          21.33                    20.90                    19.60
   Tangible book value                                                 21.24                    20.81                    19.49
   Shares outstanding (period-end)(1)                              2,792,670                2,797,670                2,835,670
   Average shares outstanding                                      2,706,192                2,735,859                2,737,671
   Average shares outstanding, including
     potentially dilutive shares                                   2,783,563                2,798,105                2,763,415

FINANCIAL POSITION
   Total assets                                                   $  548,243               $  549,864               $  530,625
   Total deposits                                                    480,899                  483,363                  466,583
   Total loans, net of unearned discount                             325,467                  326,437                  297,093
   Allowance for possible loan losses                                  6,058                    6,120                    6,087
   Short-term borrowings                                               4,260                    5,333                    3,751
   Debt of employee stock ownership plan                                   -                        -                    1,581
   Total shareholders' equity                                         57,713                   56,653                   53,696

                                 SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                                          THREE MONTHS ENDED    Twelve Months Ended    Three Months Ended
                                                           MARCH 31, 1998(2)     December 31, 1997     March 31, 1997(2)
                                                           -----------------     -----------------     -----------------
   Loan-to-deposit ratio                                           67.68%               67.53%               63.67%
   Allowance for possible loan losses to total loans                1.86                 1.87                 2.05
   Dividend payout ratio(3)                                        33.06                30.43                29.22
   Return on average assets                                         1.19                 1.18                 1.14
   Return on average shareholders' equity                          11.45                11.44                11.22
   Net interest margin on average interest-
     earning assets                                                 4.31                 4.34                 4.19
   Average shareholders' equity to average total
     assets                                                        10.38                10.28                10.18
   Tier I leverage capital to adjusted total
     consolidated assets less intangibles                          10.41                10.34                10.28
   Tier I capital to risk-weighted assets                          16.57                16.12                17.01
   Total capital to risk-weighted assets                           17.83                17.38                18.26


(1) Shares outstanding at March 31, 1998, December 31, 1997, and March 31, 1997 include 83,389, 86,478, 95,744 shares, respectively, held by ESOP which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.
(2)  Statistical information is annualized where applicable.
(3)  Dividends paid per common share divided by basic earnings per common share.

                               FINANCIAL POSITION

     Total consolidated assets of the Company decreased slightly during 1998 to $548,243,000 at March 31, 1998 compared to $549,864,000 at December 31, 1997.

LOAN PORTFOLIO

     The Company's loan portfolio consists of business loans to small and medium size companies, commercial, construction and residential real estate loans, and consumer loans. Traditionally, the majority of the loan portfolio has focused on real estate as an integral component of a credit's underlying source of collateral. The following table is a breakdown of the Company's loan portfolio as of the end of the periods indicated.

                                                                                 (in thousands)
                                                          MARCH 31, 1998        December 31, 1997      March 31, 1997
                                                          --------------        -----------------      --------------

        Commercial, financial and agricultural               $ 72,255               $ 69,168               $ 60,036
        Real estate-commercial                                 97,633                 98,759                 82,981
        Real estate-construction                               29,455                 30,836                 28,228
        Real estate-residential                                91,529                 92,028                 94,438
        Consumer                                               24,017                 23,627                 20,656
        Industrial revenue bonds                                5,238                  5,517                  6,102
        Other                                                   5,340                  6,502                  4,652
                                                             --------               --------               --------
                                                             $325,467               $326,437               $297,093
                                                             ========               ========               ========

         The Company's loan portfolio totaled $325,467,000 at March 31, 1998, which represents a decrease of $970,000, or less than 1%, since December 31, 1997. However, the loan portfolio increased $28,374,000, or 9.55%, since March 31, 1997. The loan growth was largely due to increases in the commercial and commercial real estate loan categories during the last three quarters of 1997.

                  SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                          (in thousands)
                                                  THREE MONTHS ENDED    Twelve Months Ended    Three Months Ended
                                                    MARCH 31, 1998       December 31, 1997       March 31, 1997
                                                    --------------       -----------------       --------------
           BALANCE AT BEGINNING OF PERIOD               $ 6,120                $ 5,602                $ 5,602
           Provision charged to expense                      15                     60                     15
           Loans charged off                               (171)                  (367)                   (74)
           Recoveries                                        94                    825                    544
                                                        -------                -------                -------
           BALANCE AT END OF PERIOD                     $ 6,058                $ 6,120                $ 6,087
                                                        =======                =======                =======


     The balance of the allowance for possible loan losses has decreased by $62,000 during the first three months of 1998 as loans charged off slightly exceeded the level of recoveries on loans previously charged off. In addition, the Company has recorded provisions for possible loan losses during the first three months of $15,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover actual and potential losses in the loan portfolio under current conditions. The ratio of allowance for possible loan losses as a percentage of total loans was 1.86% as of March 31, 1998 compared to 1.87% and 2.05% at December 31, 1998 and March 31, 1997, respectively.

                              NONPERFORMING ASSETS

                                                                           (dollars in thousands)
                                                         MARCH 31, 1998       December 31, 1997     March 31, 1997
                                                         --------------       -----------------     --------------
Nonaccrual loans                                              $2,957                $2,977                $1,001
Loans past due 90 days or more and still
    accruing interest                                            255                   517                   391
                                                              ------                ------                ------
       TOTAL NONPERFORMING LOANS                               3,212                 3,494                 1,392
Other real estate owned                                        1,043                 1,024                   895
                                                              ------                ------                ------
       TOTAL NONPERFORMING ASSETS                             $4,255                $4,518                $2,287
                                                              ======                ======                ======

RATIOS:
  Total nonperforming loans as % of total loans                 0.99%                 1.07%                 0.47%
  Nonperforming assets as % of total loans and
     other real estate owned                                    1.30                  1.38                  0.77
  Nonperforming assets as % of total assets                     0.78                  0.82                  0.43

     Nonperforming assets totaled $4,255,000 or 0.78% of total assets at March 31, 1998 compared to $4,518,000 or 0.82% and $2,287,000 or 0.43% at December 31,
1997 and March 31, 1997, respectively. Slight fluctuations in the level of nonperforming assets are a normal part of the Company's business. However, management is cognizant of the need to continually ensure that nonperforming assets remain at acceptably low levels.

     Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of March 31, 1998, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on page 8.

INVESTMENTS IN DEBT SECURITIES
     Investments in debt securities have increased $1,123,000 since December 31, 1997 due to normal purchases made by the Company to fill gaps in the portfolios ladder of maturities. To help ensure the Company will have liquidity to meet lending demand and to mitigate the risk of changes in interest rates, the Company attempts to have approximately the same amount of securities maturing each month. In addition, the investment portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution. Management believes this diversity, as well as its conservative philosophy towards risk management, has resulted in a stable investment portfolio.

DEPOSITS
     Total deposits decreased $2,464,000 during the first quarter of 1998. Noninterest-bearing demand deposits decreased $3,035,000 as the subsidiary banks experienced a normal seasonal decline in these deposits during the first quarter of the year. Time deposits decreased $1,540,000 during the first quarter of 1998, as the Company continues to face strong competition for these deposits. These declines were partially offset by an increase in interest-bearing demand and savings deposits of $2,111,000.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     Securities sold under agreements to repurchase declined $1,073,000 during the first quarter of 1998, due to normal daily fluctuations in the balances of the underlying accounts.

ASSET/LIABILITY MANAGEMENT
     As reflected on the Repricing and Interest Rate Sensitivity Analysis below, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.09x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                             (dollars in thousands)
                                 MARCH 31, 1998

                                                                    Over            Over
                                                                  3 months         1 year
                                                  3 months        through          through          Over
                                                  or less        12 months         5 years         5 years          Total
                                                 ---------       ---------        ----------      ---------       ---------
Interest-earning assets:
    Federal funds sold                           $  17,200       $    --          $    --         $    --         $  17,200
    Investments available-for-sale                  16,225          10,962           34,539           6,803          68,529
    Investments held-to-maturity                     4,747          20,292           58,020          22,674         105,733
    Loans, net of unearned discount (1)            183,703          46,434           79,282          16,048         325,467
                                                 ---------       ---------        ---------       ---------       ---------
        Total interest-earning assets              221,875          77,688          171,841          45,525         516,929
                                                 ---------       ---------        ---------       ---------       ---------

Cumulative interest-earning assets                 221,875         299,563          471,404         516,929         516,929
                                                 ---------       ---------        ---------       ---------       ---------

Interest-bearing liabilities:
    Interest-bearing demand deposits                48,694          27,825           34,781          27,825         139,125
    Savings deposits                                20,577          11,758           14,697          11,758          58,790
    Time deposits under $100,000                    38,925          71,835           59,276            --           170,036
    Time deposits $100,000 and over                 22,376          28,847            3,452            --            54,675
    Short-term borrowings                            4,260            --               --              --             4,260
                                                 ---------       ---------        ---------       ---------       ---------
        Total interest-bearing liabilities         134,832         140,265          112,206          39,583         426,886
                                                 ---------       ---------        ---------       ---------       ---------

Cumulative interest-bearing liabilities            134,832         275,097          387,303         426,886         426,886
                                                 ---------       ---------        ---------       ---------       ---------

Gap analysis:
    Interest sensitivity gap                     $  87,043       $ (62,577)       $  59,635       $   5,942       $  90,043
                                                 =========       =========        =========       =========       =========
    Cumulative interest
        sensitivity gap                          $  87,043       $  24,466        $  84,101       $  90,043       $  90,043
                                                 =========       =========        =========       =========       =========

Cumulative gap ratio of interest-
    earning assets to interest-bearing
    liabilities                                       1.65x           1.09x            1.22x           1.21x           1.21x
                                                 =========       =========        =========       =========       =========

(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES
     The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 17.83%, 17.38% and 18.26% as of March 31, 1998, December 31, 1997, and March 31, 1997, respectively, which included Tier I capital ratios of 16.57%, 16.12%, and 17.01%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

     In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized holding gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 10.41%, 10.34%, and 10.28% at March 31, 1998, December 31, 1997, and
March 31, 1997, respectively.


                              RESULTS OF OPERATIONS

EARNINGS SUMMARY
     Net income was $1,638,000 for the three months ended March 31, 1998 compared to $1,498,000 for the three months ended March 31, 1997. This increase was mainly due to a $404,000 increase in net interest income. The first quarters' earnings result in basic earnings per common share of $0.60 and $0.55 in 1998 and 1997, respectively, a return on average assets of 1.19% and 1.14% in 1998 and 1997, respectively, and a return on average shareholders' equity of 11.45% and 11.22% in 1998 and 1997, respectively.

NET INTEREST INCOME
     As reflected in the Selected Statistical Information table on the following page, net interest income on a tax-equivalent basis increased by $400,000 in the first three months of 1998 when compared to the first three months of 1997. The increase in net interest income was the result of a combination of an increase in average earning assets, and an increase in the net interest margin. The major factor contributing to both increases was the loan portfolio. The average balance of loans outstanding increased $27,223,000 or 9.1%, while the average rate earned on the portfolio increased by nine basis points to 8.89%.

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

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST
                         RATES AND INTEREST DIFFERENTIAL

     CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES
                             (dollars in thousands)



                                                                                 THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                         1998                                    1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    AVERAGE                                Average
                                                                       INTEREST      RATES                   Interest       Rates
                                                          AVERAGE       INCOME\     EARNED\      Average      Income\      Earned\
                                                          BALANCE       EXPENSE     PAID(3)      Balance      Expense      Paid(3)
                                                          -------       -------     -------      -------      -------      -------
          ASSETS
Loans, net of unearned discount (1) (2) (3)               325,224       $ 7,224      8.89%       $298,001      $ 6,553       8.80%
Investments in debt securities:
   Taxable(4)                                             150,417         2,249      5.98         163,833        2,443       5.96
   Exempt from Federal income tax (3) (4)                  23,633           492      8.33          22,233          471       8.47
Short-term investments                                     20,438           270      5.28          11,771          153       5.20
                                                         --------       -------                  --------      -------
      Total interest-earning assets/interest
      income/overall yield (3)                            519,712        10,235      7.88         495,838        9,620       7.76
                                                                        -------      ====                      -------       ====
Allowance for possible loan losses                         (6,079)                                 (5,855)
Cash and due from banks                                    15,281                                  14,295
Other assets                                               22,315                                  20,326
                                                         --------                                --------
         TOTAL ASSETS                                    $551,229                                $524,604
                                                         ========                                ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits             $198,194         1,552      3.13%       $186,137        1,410       3.03%
Time deposits                                             227,884         3,029      5.32         224,452        2,941       5.24
Short-term borrowings                                       5,095            56      4.40           3,180           34       4.28
Debt of employee stock ownership plan                         --            --        --            1,795           37       8.25
                                                         --------       -------                  --------      -------
      Total interest-bearing liabilities/interest-
       expense/overall rate                               431,173         4,637      4.30         415,564        4,422       4.26
                                                                        -------      ====                      -------       ====
Non-interest-bearing demand deposits                       56,475                                  51,379
Other liabilities                                           6,352                                   4,235
Shareholders' equity                                       57,229                                  53,426
                                                         --------                                --------
      TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY          $551,229                                $524,604
                                                         ========                                ========
NET INTEREST INCOME                                                     $ 5,598                                $ 5,198
                                                                        =======                                =======
NET INTEREST MARGIN ON AVERAGE INTEREST-EARNING
  ASSETS                                                                             4.31%                                   4.19%
                                                                                     ====                                    ====

(1)      Interest income includes loan origination fees.
(2)      Average balance includes nonaccrual loans.
(3)      Interest yields are presented on a tax-equivalent basis.
(4)      Includes investments available-for-sale.

PROVISION FOR POSSIBLE LOAN LOSSES
     The provision for possible loan losses remained at a relatively low level of $15,000 during the first three months of 1998. Based on the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses. Management will continue to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.

NONINTEREST INCOME
     Noninterest increased $44,000 when comparing the first quarter of 1998 to the first quarter of 1997 largely due to an increase in trust department income.

NONINTEREST EXPENSE
     Noninterest expense for the first quarter of 1998 increased $200,000 when compared to the first quarter of the prior year, as a result of increases in salaries and employee benefits and other expenses. The increase in salaries and employee benefits expense was due, in part, to normal pay increases, as well compensation expense related to the Company's Employee Stock Ownership Plan. The increase in other noninterest expense was largely due to an increase in advertising expense. These increases were partially offset by a decrease in occupancy and equipment expense.

INCOME TAXES
     Federal income tax expense for the first three months of 1998 was $639,000 compared to $531,000 in the first three months of 1997. The effective tax rate increased to 28.06% in 1998 from 26.17% in 1997 This increase was primarily the result of an increase in taxable interest income.

EFFECT OF NEW ACCOUNTING STANDARDS
     During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise on Related Information (SFAS 131). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, SFAS 131 establishes standards for related disclosures about products and services, geographical areas, and major customers superseding SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The Company does not believe expanded disclosure information will be required to be included in its consolidated financial statements beginning in 1998.

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

                                                                                   Book                          Dividends Paid Per
                                    High Bid        Low Bid       Close            Value          Market/Book     Common Share
                                    --------        -------       -----            -----          -----------    ------------------
1ST QUARTER - 1998                    $37.75         $34.25       $37.75          $21.33             176.98%         $ 0.20

4th  Quarter - 1997                    35.50          33.25        34.50           20.90             165.07            0.19
3rd  Quarter - 1997                    40.50          33.50        33.50           20.57             162.86            0.18
2nd Quarter - 1997                     37.00          21.50        37.00           20.14             183.71            0.17
1st  Quarter - 1997                    25.00          22.75        24.50           19.60             125.00            0.16

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     In the normal course of business, the Company had certain routine lawsuits pending at March 31, 1998. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 6.    Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOUTHSIDE BANCSHARES CORP.
                                  ----------------------------------------------




May 13, 1998                        /s/  Thomas M. Teschner
------------                      ----------------------------------------------
                                  Thomas M. Teschner
                                  President
                                  (Principal Executive Officer)




May 13, 1998                        /s/  Joseph W. Pope
------------                      ----------------------------------------------
                                  Joseph W. Pope
                                  Senior Vice President and Chief
                                  Financial Officer (Principal Financial
                                  Officer, Controller, and Principal
                                  Accounting Officer)