Form 10-Q
period 1998-06-30
SOUTHSIDE BANCSHARES CORP
filed 1998-08-14
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     JUNE 30, 1998
                               -------------------------------------------------
                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                              ----------------------      ----------------------

Commission file number 0-10849

                           SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MISSOURI                                        43-1262037
           --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                     63116
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000
                                                    --------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
      ---        ---

    At AUGUST 12, 1998 , the number of shares outstanding of the registrant's
common stock was   2,838,985.

                           SOUTHSIDE BANCSHARES CORP.

                                      INDEX
                                                                                                               PAGE
                                                                                                               ----
Part I.     FINANCIAL INFORMATION

                  Item 1.           Condensed Consolidated Financial Statements:

                                    Condensed Consolidated Balance Sheets at
                                       June 30, 1998 and December 31, 1997                                        3

                                    Condensed Consolidated Statements of Income for
                                       the six months and three months ended
                                       June 30, 1998 and June 30, 1997                                            4

                                    Condensed Consolidated Statements of Cash Flows for
                                       the six months ended June 30, 1998                                         5

                                    Notes to Condensed Consolidated Financial Statements                          6

                  Item 2.           Management's Discussion and Analysis of
                                       Financial Condition and Results of Operations                              8

                  Item 3.           Quantative and Qualitative Disclosures
                                       Regarding Market Risk - There have been
                                       no material changes from the information provided in the 12/31/97 Annual Report on Form 10-K

Part II.    OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                            17

                  Item 4.           Submission of Matters to a Vote of Security Holders                          17

                  Item 5.           Other Information                                                            18

                  Item 6.           Exhibits and Reports on Form 8-K                                             18

                                    Signatures                                                                   19

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                    (dollars in thousands except share data)
                                   (unaudited)

                                                                             JUNE 30,                December 31,
                            ASSETS                                            1998                       1997
                                                                        -----------------          --------------
Cash and due from banks                                                     $ 19,756                   $ 18,302
Due from banks-interest bearing                                               11,597                         -
Federal funds sold                                                            14,700                     17,200
Investments in debt securities:
         Available-for-sale, at market value                                  88,170                     73,460
         Held-to-maturity, at amortized cost
             (approximate market value of $105,414
             in 1998, and $100,838 in 1997)                                  104,287                     99,679
                                                                            --------                   --------
                Total investments in debt securities                         192,457                    173,139
                                                                            --------                   --------

Loans, net of unearned discount                                              367,579                    326,437
   Less allowance for possible loan losses                                     6,370                      6,120
                                                                            --------                   --------
                 Loans, net                                                  361,209                    320,317
                                                                            --------                   --------
Bank premises and equipment                                                   14,123                     10,866
Other assets                                                                  14,699                     10,040
                                                                            --------                   --------
                 TOTAL ASSETS                                               $628,541                   $549,864
                                                                            ========                   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                               $ 63,513                   $ 61,308
   Interest-bearing demand and savings                                       218,462                    195,804
   Time deposits                                                             254,587                    226,251
                                                                            --------                   --------
                 Total deposits                                              536,562                    483,363

Securities sold under agreements to repurchase                                 2,283                      5,333
FHLB borrowings                                                               19,867                         -
Other liabilities                                                              5,919                      4,515
                                                                            --------                   --------
                 Total liabilities                                           564,631                    493,211
                                                                            --------                   --------

Commitments and contingent liabilities
Shareholders' equity:
   Cumulative preferred stock, no par value, 1,000,000 shares
       authorized and unissued                                                     -                         -
   Common stock, $1 par value, 15,000,000 shares authorized,
       2,995,126 shares issued and outstanding in 1998 and
       2,859,010 in 1997                                                       2,995                      2,859
Surplus                                                                       11,105                      6,023
Retained earnings                                                             53,092                     50,841
Unearned employee stock ownership plan shares                                 (1,285)                    (1,384)
Treasury stock, at cost, 67,340 and 61,340 shares, respectively               (2,063)                    (1,820)
Net unrealized gains on available-for-sale securities                             66                        134
                                                                            --------                   --------
                 Total shareholders' equity                                   63,910                     56,653
                                                                            --------                   --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $628,541                   $549,864
                                                                            ========                   ========

See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          SIX AND THREE MONTHS ENDED
                            JUNE 30, 1998 AND 1997
                   (dollars in thousands except share data)
                                   (unaudited)

                                                                       SIX MONTHS ENDED          THREE MONTHS ENDED
                                                                              JUNE 30,                  JUNE 30,
                                                                        1998          1997         1998           1997
                                                                     ---------     ---------    ----------     ----------
INTEREST INCOME:
  Interest and fees on loans                                         $  14,355     $  13,305      $  7,179      $  6,808
  Interest on investments in debt securities:
      Taxable                                                            4,504         4,901         2,255         2,458
      Exempt from Federal income taxes                                     696           618           371           310
  Interest on short-term investments                                       592           370           322           217
                                                                     ---------     ---------      --------      --------
           TOTAL INTEREST INCOME                                        20,147        19,194        10,127         9,793
                                                                     ---------     ---------      --------      --------

INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits               3,140         2,856         1,588         1,446
  Interest on time deposits                                              5,989         5,941         2,960         3,000
  Interest on securities sold under agreements to repurchase               102            86            46            52
  Interest on FHLB borrowings                                               93             -            93             -
  Interest on debt of employee stock ownership plan                        -              71           -              34
                                                                     ---------     ---------      --------      --------
         TOTAL INTEREST EXPENSE                                          9,324         8,954         4,687         4,532
                                                                     ---------     ---------      --------      --------
         NET INTEREST INCOME                                            10,823        10,240         5,440         5,261
  Provision for possible loan losses                                        30            30            15            15
                                                                     ---------     ---------      --------      --------
         NET INTEREST INCOME AFTER PROVISION
         FOR POSSIBLE LOAN LOSSES                                       10,793        10,210         5,425         5,246
                                                                     ---------     ---------      --------      --------

NONINTEREST INCOME:
  Trust department                                                         538           505           275           268
  Service charges on deposit accounts                                      639           650           326           329
  Net gains (losses) on sale of other real estate
      owned and other foreclosed property                                   15           (22)           18            (7)
  Other                                                                    277           256           124           117
                                                                     ---------     ---------      --------      --------
         TOTAL NONINTEREST INCOME                                        1,469         1,389           743           707
                                                                     ---------     ---------      --------      --------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                         3,984         3,684         1,972         1,880
  Net occupancy and equipment expense                                    1,080         1,192           544           603
  Data processing                                                          231           229           120           122
  Other                                                                  2,319         2,306         1,161         1,189
                                                                     ---------     ---------      --------      --------
         TOTAL NONINTEREST EXPENSES                                      7,614         7,411         3,797         3,794
                                                                     ---------     ---------      --------      --------

         INCOME BEFORE FEDERAL INCOME TAX EXPENSE                        4,648         4,188         2,371         2,159
Federal income tax expense                                               1,288         1,109           649           578
                                                                     ---------     ---------      --------      --------
         NET INCOME                                                  $   3,360     $   3,079      $  1,722      $  1,581
                                                                     ---------     ---------      --------      --------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains (losses) on available-for-sale securities               (68)           61           (90)          315
                                                                     ---------     ---------      --------      --------
         COMPREHENSIVE INCOME                                           $3,292        $3,140        $1,632        $1,896
                                                                        ======        ======        ======        ======

SHARE DATA:
        Earnings per common share - basic                                $1.24         $1.13         $0.64         $0.58
                                                                         =====         =====          ====          ====
        Earnings per share - diluted                                     $1.20         $1.11         $0.62         $0.57
                                                                         =====         =====         =====         =====
        Dividends paid per common share                                  $0.41         $0.33         $0.21         $0.17
                                                                         =====         =====         =====         =====
        Average common shares outstanding                            2,707,237     2,738,799     2,708,281     2,739,926
                                                                     =========     =========     =========     =========
        Average common shares outstanding
           including potentially diluted shares                      2,789,289     2,781,265     2,794,619     2,795,138
                                                                     =========     =========     =========     =========

         See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (dollars in thousands)
                                   (unaudited)

                                                                                      1998                      1997
                                                                                    ---------                 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  3,360                  $  3,079
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                                     688                       821
        Provision for possible loan losses                                                 30                        30
        Other operating activities, net                                                  (699)                   (1,124)
                                                                                     --------                  --------
          Total adjustments                                                                19                      (273)
                                                                                     --------                  --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                   3,379                     2,806
                                                                                     --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net increase (decrease) in Federal funds sold                                   2,500                      (500)
        Proceeds from maturities of and principal payments on
          debt securities                                                              31,718                    24,136
        Purchases of debt securities                                                  (40,982)                  (15,855)
        Net decrease (increase) in loans                                                4,918                   (16,821)
        Recoveries of loans previously charged off                                        173                       636
        Proceeds from sales of other real estate owned and other
          foreclosed property                                                              69                       165
        Cash and cash equivalents acquired, net of cash paid                            8,238                         -
        Purchases of bank premises and equipment                                       (1,901)                     (790)
                                                                                     --------                  --------
            NET CASH USED IN INVESTING ACTIVITIES                                       4,731                    (9,029)
                                                                                     --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in demand and savings deposits                                     9,199                       900
        Net (decrease) increase in time deposits                                      (11,263)                    2,545
        Net (decrease) increase in securities sold under agreements to repurchase      (3,050)                    8,070
        Net increase in FHLB borrowings                                                11,497                         -
        Payments to acquire treasury stock                                               (333)                      (26)
        Cash dividends paid                                                            (1,109)                     (903)
                                                                                     --------                  --------
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (4,941)                   10,586
                                                                                     --------                  --------
            NET DECREASE IN CASH AND CASH EQUIVALENTS                                  13,051                     4,363
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           18,302                    17,156
                                                                                     --------                  --------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                            $ 31,353                  $ 21,519
                                                                                     ========                  ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits and borrowings                                            $  9,430                  $  9,050
      Income taxes                                                                      1,430                     1,510
                                                                                     ========                  ========

   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                    $     48                  $    106
      Issuance of stock in financing of acquisition                                     5,178                         -
                                                                                     ========                  ========


  See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (unaudited)

BASIS OF PRESENTATION
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    The Company adopted the provisions of Statement on Financial Accounting Standards (SFAS) No. 130- Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains and losses) in a full set of general purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have a material impact on the Company's consolidated financial statements. The Company's source of comprehensive income is unrealized gains or losses on available-for-sale securities. The accumulated effect of such comprehensive income is included in shareholders' equity in the consolidated financial statements.

ACQUISITION
    On June 29, 1998, the Company acquired Public Service Bank, FSB (PSB) and merged PSB into the Company's subsidiary bank, South Side National Bank in St. Louis. As of June 29, 1998, PSB had total assets of $73,731,000, total loans of $46,318,000, and total deposits of $55,264,000. PSB has three offices in the St. Louis metropolitan area. The Company paid approximately $8,634,000 in cash and stock to acquire PSB, in a transaction accounted for under the purchase method of accounting. The excess of the purchase price over the fair market value of the assets acquired, approximately $3,500,000, is included in the total of other assets on the Company's consolidated financial statements. Because the transaction closed as of the end of the Company's second quarter, the acquisition had no significant effect on the Company's earnings for the six months or the three months ended June 30, 1998.

    The following information presents unaudited pro forma condensed results of operations of the Company for the three months and the six months ended June 30, 1998 and 1997, combined with the acquisition of PSB, as if the Company completed the transaction on January 1, 1997.

                                                                           Three Months Ended         Six Months Ended
                                                                                June 30,                   June 30,
                                                                          1998            1997         1998         1997
                                                                          ----            ----         ----         ----
                                                                                     (In thousands, except share data)
Net interest income...................................................    $5,836         $5,698       $11,708        $11,076
Provision for possible loan losses....................................        21             21            42             42
Net income (loss).....................................................    $1,772         $1,612        $3,463         $3,103
                                                                         =======         ======        ======         ======

Average shares of outstanding......................................... 2,844,397      2,876,042     2,843,353      2,874,915
                                                                       =========      =========     =========      =========
Average shares outstanding, including potentially dilutive shares..... 2,930,735      2,931,254     2,925,405      2,917,381
                                                                       =========      =========     =========      =========
Earnings (loss) per common share:
         Basic........................................................      $.62           $.56         $1.22          $1.08
                                                                            ====          =====         =====          =====
         Diluted......................................................      $.60           $.55         $1.18          $1.06
                                                                            ====          =====         =====          =====

    The unaudited pro forma condensed results of operations reflect the application of the purchase method of accounting for PSB and certain other assumptions. Purchase accounting adjustments have been applied to investment securities, bank premises and equipment, deferred tax assets and liabilities and excess cost required to reflect the assets acquired and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of the Company.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

    This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the six months ended June 30, 1998 and 1997.

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

                              FINANCIAL HIGHLIGHTS
                      COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)

                                                          SIX MONTHS ENDED    Twelve Months Ended   Six Months Ended
                                                           JUNE 30, 1998       December 31, 1997     June 30, 1997
                                                         ----------------    -------------------    --------------
EARNINGS
   Total interest income                                     $ 20,147              $ 39,355            $ 19,194
   Total interest expense                                       9,324                18,243               8,954
                                                             --------              --------            --------
   Net interest income                                         10,823                21,112              10,240
   Provision for possible loan losses                              30                    60                  30
                                                             --------              --------            --------
   Net interest income after provision for possible
    loan losses                                              $ 10,793              $ 21,052            $ 10,210
                                                             ========              ========            ========
   Net income                                                $  3,360              $  6,302            $  3,079
                                                             ========              ========            ========

SHARE DATA
   Earning per common share:
     Basic                                                    $  1.24               $  2.30              $ 1.13
     Diluted                                                     1.20                  2.25                1.11
   Dividends paid per common share                                .41                   .70                 .33
   Book value                                                   22.44                 20.90               20.14
   Tangible book value                                          21.14                 20.81               20.04
   Shares outstanding (period-end)(1)                       2,847,485             2,797,670           2,743,014
   Average shares outstanding                               2,707,237             2,735,859           2,738,799
   Average shares outstanding, including
     potentially dilutive shares                            2,789,289             2,798,105           2,781,265

FINANCIAL POSITION
   Total assets                                              $628,541              $549,864            $540,894
   Total deposits                                             536,562               483,363             470,721
   Total loans, net of unearned discount                      367,579               326,437             311,166
   Allowance for possible loan losses                           6,370                 6,120               6,150
   Goodwill                                                     3,722                   240                 279
   Short-term borrowings                                        2,283                 5,333               9,693
   FHLB borrowings                                             19,867                     -                   -
   Debt of employee stock ownership plan                            -                     -               1,581
   Total shareholders' equity                                  63,910                56,653              55,241

                                 SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                                              SIX MONTHS ENDED   Twelve Months Ended  Six Months Ended
                                                               JUNE 30, 1998(2)   December 31, 1997   June 30, 1997(2)
                                                               -------------      -----------------   -------------
   Loan-to-deposit ratio                                              68.51%           67.53%           66.10%
   Allowance for possible loan losses to total loans                   1.73             1.87             1.98
   Dividend payout ratio(3)                                           33.01            30.43            29.20
   Return on average assets                                            1.21             1.18             1.16
   Return on average shareholders' equity                             11.64            11.44            11.41
   Net interest margin on average interest-
     earning assets                                                    4.31             4.34             4.27
   Average shareholders' equity to average total
       assets                                                         10.43            10.28            10.19
   Tier I leverage capital to adjusted total
     consolidated assets less intangibles                             10.92            10.34            10.34
   Tier I capital to risk-weighted assets                             15.86            16.12            16.54
   Total capital to risk-weighted assets                              17.12            17.38            17.80

(1) Shares outstanding at June 30, 1998, December 31, 1997, and June 30, 1997 include 80,301, 86,478, 92,655 shares, respectively, held by ESOP which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.
(2)  Statistical information is annualized where applicable.
(3)  Dividends paid per common share divided by basic earnings per common share.

                               FINANCIAL POSITION

    Total consolidated assets of the Company have increased $78,677,000 during 1998 to $628,541,000 at June 30, 1998 compared to $549,864,000 at December 31,
1997. The majority of the increase is attributable to the PSB acquisition.

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

                                                                                          (in thousands)
                                                             JUNE 30, 1998               December 31, 1997             June 30, 1997
                                                             -------------               -----------------             -------------
      Commercial, financial and agricultural                   $ 69,694                      $ 69,168                     $ 63,094
      Real estate-commercial                                     97,529                        98,759                       86,552
      Real estate-construction                                   33,350                        30,836                       28,114
      Real estate-residential                                   131,367                        92,028                       97,005
      Consumer                                                   23,653                        23,627                       25,606
      Industrial revenue bonds                                    4,996                         5,517                        5,861
      Other                                                       6,990                         6,502                        4,934
                                                               --------                      --------                     --------
                                                               $367,579                      $326,437                     $311,166
                                                               ========                      ========                     ========

    The Company's loan portfolio totaled $367,579,000 at June 30, 1998, which represents an increase of $41,142,000, or 12.6%, since December 31, 1997. The loan growth was due to the acquisition of PSB during the second quarter of 1998, which included $46,318,000 in real estate loans, primarily residential. Excluding the PSB loans acquired, total loans have decreased by $5,176,000 during 1998. The majority of this decline was in the residential real estate loan portfolio. The Company viewed both PSB's residential real estate loan portfolio and their secondary market mortgage operation as valuable components of the acquisition, which compliment the Company's current balance sheet structure and operating philosophy.

                  SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                                               (in thousands)
                                                          SIX MONTHS ENDED  Twelve Months Ended   Six Months Ended
                                                            JUNE 30, 1998    December 31, 1997     June 30, 1997
                                                            -------------    -----------------     -------------
BALANCE AT BEGINNING OF PERIOD                                $ 6,120             $ 5,602             $ 5,602
Provision charged to expense                                       30                  60                  30
Loans charged off                                                (210)               (367)               (118)
Recoveries                                                        173                 825                 636
Balance of allowance for possible loan
  losses of PSB at date of acquisition                            257                 -                   -
                                                              -------             -------             -------
BALANCE AT END OF PERIOD                                      $ 6,370             $ 6,120             $ 6,150
                                                              =======             =======             =======

    The balance of the allowance for possible loan losses increased by $250,000 during the first six months of 1998, primarily as a result of the PSB acquisition. In addition, the Company has recorded provisions for possible loan losses during the first three months of $30,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover actual and potential losses in the loan portfolio under current conditions. The ratio of allowance for possible loan losses as a percentage of total loans was 1.73% as of June 30, 1998 compared to 1.87% and 1.98% at December 31, 1997 and June 30, 1997, respectively. The reduction as of June 30, 1998 reflects the addition of the residential portfolio of PSB.

                              NONPERFORMING ASSETS

                                                                                (dollars in thousands)
                                                          JUNE 30, 1998           December 31, 1997           June 30, 1997
                                                          -------------           -----------------           -------------
     Nonaccrual loans                                         $ 2,845                   $ 2,977                    $ 1,385
     Loans past due 90 days or more and still
         accruing interest                                      1,132                       517                         95
                                                              -------                   -------                    -------
            TOTAL NONPERFORMING LOANS                           3,977                     3,494                      1,480
     Other real estate owned                                      936                     1,024                        976
                                                              -------                   -------                    -------
            TOTAL NONPERFORMING ASSETS                        $ 4,913                   $ 4,518                    $ 2,456
                                                              =======                   =======                    =======

     RATIOS:
       Total nonperforming loans as % of total loans            1.08%                     1.07%                      0.48%
       Nonperforming assets as % of total loans and
          other real estate owned                                1.33                      1.38                       0.79
       Nonperforming assets as % of total assets                 0.78                      0.82                       0.45


    Nonperforming assets totaled $4,913,000 or 0.78% of total assets at June 30, 1998 compared to $4,518,000 or 0.82% and $2,456,000 or 0.45% at December 31,
1997 and June 30, 1997, respectively. Fluctuations in the level of nonperforming assets are a normal part of the Company's business, however, management is cognizant of the need to continually ensure that nonperforming assets remain at acceptably low levels.

    Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of June 30, 1998, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on page 9.

INVESTMENTS IN DEBT SECURITIES
    Investments in debt securities have increased $19,318,000 since December 31, 1997 due in part to the PSB acquisition, which included $10,226,000 in investment securities. The remainder of the increase was attributable to a return on equity enhancement strategy employed by the Company's lead bank. To utilize a portion of the bank's excess capital capacity, the bank borrowed approximately $10,000,000 in FHLB advances to fund the purchase of mortgage-backed and municipal securities. Overall, the investment portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution. Management believes this diversity, as well as its conservative philosophy towards risk management, has resulted in a stable investment portfolio.

DEPOSITS
    Total deposits increased $53,199,000 during the first six months of 1998 as a result of the PSB acquisition during the second quarter of 1998, which included $55,264,000 in deposits. Excluding the PSB deposits acquired, total deposits have declined $2,065,000 for the year. This decline is largely the result of the Company's subsidiary banks being less aggressive with respect to the interest rates being paid on deposits than some of their competitors.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
    Securities sold under agreements to repurchase (REPOs) declined $3,050,000 during the first six months of 1998, due to normal daily fluctuations in the balances of the underlying accounts. The majority of the Company's REPOs are used by larger commercial customers as a daily cash management tool, therefore, depending on their individual liquidity positions, the balances in these accounts can vary considerably.

FHLB BORROWINGS
    The $19,867,000 increase in FHLB borrowings was due in part to $8,370,000 in FHLB borrowings acquired as part of the PSB acquisition. In addition, $10,000,000 of FHLB borrowings was obtained as part of the aforementioned return on equity enhancement strategy. The remainder of the borrowings are being used by one of the Company's subsidiary banks to help in funding longer term fixed rate residential real estate loans. This program allows the bank to offer rates competitive to those offered by secondary-market mortgage operations, with the added benefit of letting the customer know their loan will not be sold or the servicing transferred several times over the life of the loan.

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

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                             (dollars in thousands)
                                  JUNE 30, 1998

                                                                       Over          Over
                                                                      3 months      1 year
                                                         3 months     through       through          Over
                                                         or less     12 months      5 years         5 years            Total
                                                         -------     ---------      -------         -------            -----
Interest-earning assets:
    Interest-bearing due from banks                    $  11,597    $       -      $      -       $      -          $ 11,597
    Federal funds sold                                    14,700            -             -              -            14,700
    Investments available-for-sale                        20,698       16,481        37,445         13,546            88,170
    Investments held-to-maturity                           9,805       16,170        55,520         22,792           104,287
    Loans, net of unearned discount (1)                  187,280       57,368        84,409         38,522           367,579
                                                       ---------    ---------      --------       --------          --------
        Total interest-earning assets                    244,080       90,019       177,374         74,860           586,333
                                                       ---------    ---------      --------       --------          --------

Cumulative interest-earning assets                       244,080      334,099       511,473        586,333           586,333
                                                       ---------    ---------      --------       --------          --------

Interest-bearing liabilities:
    Interest-bearing demand deposits                      53,089       30,336        37,921         30,336           151,682
    Savings deposits                                      23,373       13,356        16,695         13,356            66,780
    Time deposits under $100,000                          49,126       89,674        65,842              -           204,642
    Time deposits $100,000 and over                       27,441       18,162         4,342              -            49,945
    Securities sold under agreements to repurchase         2,283            -             -              -             2,283
    FHLB borrowings                                         -           6,000        13,867              -            19,867
                                                       ---------    ---------      --------       --------          --------
        Total interest-bearing liabilities               155,312      157,528       138,667         43,692           495,199
                                                       ---------    ---------      --------       --------          --------

Cumulative interest-bearing liabilities                  155,312      312,840       451,507        495,199           495,199
                                                       ---------    ---------      --------       --------          --------

Gap analysis:
    Interest sensitivity gap                           $  88,768    $(67,509)      $ 38,707       $ 31,168          $ 91,134
                                                       =========    ========       ========       ========          ========
    Cumulative interest
        sensitivity gap                                $  88,768    $  21,259      $ 59,966       $ 91,134          $ 91,134
                                                       =========    =========      ========       ========          ========

Cumulative gap ratio of interest-
    earning assets to interest-bearing
    liabilities                                            1.57x        1.07x         1.13x          1.18x             1.18x
                                                           =====        =====         =====          =====             =====

(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES
    The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 17.12%, 17.38% and 17.80% as of June 30, 1998, December 31, 1997, and June 30, 1997, respectively, which included Tier I capital ratios of 15.86%, 16.12%, and 16.54%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

    In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized holding gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 10.92%, 10.34%, and 10.34% at June 30, 1998, December 31, 1997, and
June 30, 1997, respectively.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY
    Net income was $3,360,000 for the six months ended June 30, 1998 compared to $3,079,000 for the six months ended June 30, 1997, which represents a $281,000 or 9% increase over the prior year. The increase was largely due to the net effect of increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net income for the second quarter of 1998 was $1,722,000 compared to $1,581,000 in the second quarter of 1997. This increase in second quarter earnings was attributable to the same factors that affected the year-to-date earnings.

    Basic earnings per common share were $1.24 for the first half of 1998 compared to $1.13 for the first half of 1997, and the earnings per common share were $0.64 and $0.58 for the second quarter of 1998 and 1997, respectively. Net income for the first six months of 1998 resulted in an annualized return on average assets (ROA) of 1.21% compared to 1.16% in the prior year, and an annualized return on average shareholders' equity (ROE) of 11.64% compared to 11.41% in the prior year. ROE continues to be negatively impacted by the Company's strong equity position.

NET INTEREST INCOME
    As reflected in the Selected Statistical Information table on the following page, net interest income on a tax- equivalent basis increased by $599,000 in the first six months of 1998 when compared to the first six months of 1997. The increase in net interest income was the result of a combination of an increase in average earning assets, and an increase in the net interest margin. The major factor contributing to both increases was the loan portfolio. The average balance of loans outstanding increased $22,348,000 or 7.4%, while the average rate earned on the portfolio increased by two basis points to 8.92%. Because the PSB acquisition was completed on June 29, 1998, it had virtually no effect on either average assets or net interest income for the first half of 1998.

                        SELECTED STATISTICAL INFORMATION

The following is selected statistical information for Southside Bancshares Corp. and subsidiaries.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES
                             (dollars in thousands)

                            SIX MONTHS ENDED JUNE 30,

------------------------------------------------------------------------------------------------------------------------------------
                                                                1998                                          1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                              AVERAGE                                      Average
                                                              INTEREST         RATES                         Interest        Rates
                                                AVERAGE        INCOME\        EARNED\          Average        Income\       Earned\
                                                BALANCE        EXPENSE         PAID(3)         Balance        Expense       Paid(3)
                                                -------        -------         -------         -------        -------       -------
           ASSETS
Loans, net of unearned discount (1) (2) (3)    $323,863        $14,449           8.92%        $301,515        $13,416          8.90%
Investments in debt securities:
   Taxable(4)                                   151,008          4,504           5.97          160,966          4,901          6.09
   Exempt from Federal income tax (3) (4)        25,745          1,055           8.19           22,390            944          8.44
Short-term investments                           22,115            592           5.35           14,996            370          4.93
                                               --------        -------                        --------        -------
      Total interest-earning assets/interest
      income/overall yield (3)                  522,731         20,600           7.88          499,867         19,631          7.85
                                                               -------          =====                         -------          ====
Allowance for possible loan losses               (6,081)                                        (5,855)
Cash and due from banks                          15,551                                         14,607
Other assets                                     21,165                                         20,997
                                               --------                                       --------
         TOTAL ASSETS                          $553,366                                       $529,616
                                               ========                                       ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits   $199,330          3,140           3.15%        $187,022          2,856          3.05%
Time deposits                                   224,721          5,989           5.33          224,640          5,941          5.29
Short-term borrowings                             4,632            102           4.40            3,907             86          4.40
Other borrowings                                  3,099             93           6.00                -              -             -
Debt of employee stock ownership plan               -              -                -            1,690             71          8.40
                                               --------        -------                        --------        -------
         Total interest-bearing
            liabilities/interest-
            expense/overall rate                431,782          9,324           4.32          417,259          8,954          4.29
                                                               -------           ====                         -------          ====
Non-interest-bearing demand deposits             59,358                                         53,807
Other liabilities                                 4,490                                          4,571
Shareholders' equity                             57,736                                         53,979
                                               --------                                       --------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                   $553,366                                       $529,616
                                                =======                                       ========

NET INTEREST INCOME                                            $11,276                                        $10,677
                                                               =======                                        =======

NET INTEREST MARGIN ON AVERAGE
   INTEREST-EARNING ASSETS                                                       4.31%                                         4.27%
                                                                                 ====                                          ====

(1)  Interest income includes loan origination fees.
(2)  Average balance includes nonaccrual loans.
(3)  Interest yields are presented on a tax-equivalent basis.
(4)  Includes investments available-for-sale.

PROVISION FOR POSSIBLE LOAN LOSSES
    The provision for possible loan losses remained at a relatively low level of $30,000 during the first six months of 1998. Based on the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses. Management will continue to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.

NONINTEREST INCOME
    Noninterest income increased $80,000 during the first six months of 1998 and $36,000 during the second quarter of 1998 in comparison to the comparable periods in the prior year. These increases were due in part to an increase in trust department revenue, as well as, gains on the sales of other real estate owned.

NONINTEREST EXPENSE
    Noninterest expense for the first half of 1998 increased $203,000 when compared to the first half of the prior year, as a result of increases in salaries and employee benefits. The increase in salaries and employee benefits expense was due, in part, to normal pay increases, as well compensation expense related to the Company's Employee Stock Ownership Plan. This increase was partially offset by a decrease in occupancy and equipment expense. Noninterest expense for the second quarter was comparable to the prior year, as an increase in personnel expense was largely offset by a decrease in occupancy and equipment expense.

INCOME TAXES
    Federal income tax expense for the first six months of 1998 was $1,288,000 compared to $1,109,000 in the first six months of 1997. The Company's effective tax rate continues to increase, and was 27.71% for the first half of 1998, compared to 26.48% for the first half of 1997. This increase is caused by the fact that taxable income is increasing but the Company's tax-exempt income from municipal securities and loans has remained relatively the same. As part of the equity enhancement strategy, approximately half of the securities purchased were municipal securities which should aid the Company in managing its effective tax rate.

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

    FASB 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under FASB 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. FASB 133 is effective for all quarters of fiscal years beginning after June 15, 1999 with earlier adoption permitted. The Company is currently evaluating FASB 133's effect.

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

                                                                                  Book                         Dividends Paid Per
                                    High Bid        Low Bid       Close           Value         Market/Book       Common Share
                                    --------        -------       -----           -----         -----------       ------------
2ND QUARTER - 1998                    $44.75         $36.25       $36.25          $22.44             161.54%          $0.21
1st Quarter - 1998                     37.75          34.25        37.75           21.33             176.98            0.20

4th Quarter - 1997                     35.50          33.25        34.50           20.90             165.07            0.19
3rd Quarter - 1997                     40.50          33.50        33.50           20.57             162.86            0.18
2nd Quarter - 1997                     37.00          21.50        37.00           20.14             183.71            0.17
1st Quarter - 1997                     25.00          22.75        24.50           19.60             125.00            0.16

PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

    In the normal course of business, the Company had certain routine lawsuits pending at June 30, 1998. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's regular Annual Meeting of Shareholders was held on April 23, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

    At the meeting, shareholders (i) elected three Class III Directors, each to serve for a term of three years, and (ii) ratified the adoption of an amendment to the Corporation's Articles of Incorporation increasing the number of authorized shares from 6,000,000 to 16,000,000, consisting of 15,000,000 shares of Common Stock of the Corporation and 1,000,000 shares of Preferred Stock of the Corporation and (iii) ratified the adoption of the

Southside Bancshares Corp. 1998 Stock Option Plan and (iiii) ratified the appointment by the Board of Directors, KPMG Peat Marwick LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ended December 31, 1998.

    Management's Director nominees were: Douglas P. Helein, Earle J. Kennedy, Jr., and Daniel J. Queen.

    The Directors elected at the meeting were: Douglas P. Helein, Earle J. Kennedy, Jr., and Daniel J. Queen. The names of each of the Directors whose term of office as a Director continued after the meeting is as follows: Norville K. McClain (term expiring 1999); Richard G. Schroeder, Sr. (term expiring 1999); Thomas M. Teschner (term expiring 1999); Joseph W. Beetz (term expiring 2000); Ralph Crancer, Jr. (term expiring 2000); Howard F. Etling (term expiring 2000); Douglas P. Helein (term expiring 2001); Earle J. Kennedy, Jr. (term expiring
2001); and Daniel J. Queen (term expiring 2001).

    The following is a tabulation of voting for Directors:

                                                 Shares             Shares              Shares
                                                 Voted              Voted                Voted
                          Nominee                 For               Against             Withheld
                  ----------------------        ----------          -------            ----------
                  Douglas P. Helein              1,940,971              0                4,005
                  Earle J. Kennedy, Jr.          1,940,131            840                4,005
                  Daniel J. Queen                1,940,971              0                4,005

    With respect to the ratification of an amendment to the Corporation's Articles of Incorporation increasing the number of authorized shares from 6,000,000 to 16,000,000, consisting of 15,000,000 shares of Common Stock of the Corporation and 1,000,000 shares of Preferred Stock of the Corporation, there were 1,855,494 shares voted "For" and 71,783 shares voted "Against", with 17,741 shares abstaining.

    With respect to the ratification of the Southside Bancshares Corp. 1998 Stock Option Plan, there were 1,689,025 shares voted "For" and 68,339 shares voted "Against", with 35,304 shares abstaining.

    With respect to the ratification of the appointment of KPMG Peat Marwick LLP, there were 1,929,534 shares voted "For" and 5,169 shares voted "Against", with 9,915 shares abstaining.

ITEM 5.           Other Information

    The Securities and Exchange Commission ("SEC") recently adopted amendments to its rules under the Securities Exchange Act of 1934 (the "Exchange Act") regarding the submission by shareholders of proposals intended to be presented at meetings of shareholders. These amendments, which became effective on June 29, 1998, included provisions authorizing companies to exercise discretionary voting authority with respect to shareholder proposals for which a company did not receive notice within a specified time period prior to a meeting of its shareholders or that otherwise did not satisfy certain requirements specified in such amendments.

    Under the Company's bylaws, in order for any business to be transacted at an annual meeting of shareholders, other than business proposed by or at the direction of the Company's Board of Directors, notice thereof must be received from the proposing shareholder by the Secretary of the Company, accompanied or promptly followed by such supporting information as the Secretary shall reasonably request, not less than 75 days prior to the date of such annual meeting. Since, under Company's bylaws, the 1999 Annual Meeting of Shareholders would be held on April 22, 1999, notice of such proposals must be received by the Company on or before February 6, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's Proxy Statement for its 1999 Annual Meeting unless (a) the Company receives notice of such proposal on or before February 6, 1999 and the proposal otherwise satisfies the requirements of the Company's bylaws, and (b) the additional conditions set forth in SEC Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are satisfied.

ITEM 6.           Exhibits and Reports on Form 8-K

                  Exhibit 10(a) - Employment Agreement, as amended

                  Reports on 8-K

                  None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SOUTHSIDE BANCSHARES CORP.
                                               ---------------------------------




August 12, 1998                                /s/  Thomas M. Teschner
---------------                                ---------------------------------
                                               Thomas M. Teschner
                                               President
                                               (Principal Executive Officer)




August 12, 1998                                /s/  Joseph W. Pope
---------------                                ---------------------------------
                                               Joseph W. Pope
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial Officer, Controller,
                                               and Principal Accounting Officer)

                                  FORM 10-Q
                              INDEX TO EXHIBITS


Exhibit                       Description
-------                       -----------

10(a)                         Employment Agreement, as amended