Form 10-Q
period 1998-09-30
SOUTHSIDE BANCSHARES CORP
filed 1998-11-12
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              SEPTEMBER 30, 1998
                               -------------------------------------------------
                                                 OR

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

         At NOVEMBER 12, 1998 , the number of shares outstanding of the registrant's common stock was 2,897,286 .

                           SOUTHSIDE BANCSHARES CORP.

                                      INDEX

                                                                                             PAGE
                                                                                             ----
Part I.     FINANCIAL INFORMATION

                  Item 1.  Condensed Consolidated Financial Statements:

                           Condensed Consolidated Balance Sheets at
                              September 30, 1998 and December 31, 1997                          3

                           Condensed Consolidated Statements of Income for
                              the nine months and three months ended
                              September 30, 1998 and September 30, 1997                         4

                           Condensed Consolidated Statements of Cash Flows for
                              the nine months ended September 30, 1998 and September 30,
                              1997                                                              5

                           Notes to Condensed Consolidated Financial Statements                 6

                  Item 2.  Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                     8

                  Item 3.  Quantative and Qualitative Disclosures
                              Regarding Market Risk - There have been no material changes from the information provided in the 12/31/97 Annual Report on
                              Form 10-K

Part II.    OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                   18

                  Item 6.  Exhibits and Reports on Form 8-K                                    18

                           Signatures                                                          19



                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1998 AND DECEMBER 31,  1997
                    (dollars in thousands except share data)
                                  (unaudited)

                                                                                       SEPTEMBER 30,    December 31,
                                                                                            1998            1997
                                     ASSETS                                            -------------    -----------
Cash and due from banks                                                                  $  16,431      $  18,302
Due from banks-interest bearing                                                              3,868             --
Federal funds sold                                                                          13,425         17,200
Investments in debt securities:
        Available-for-sale, at market value                                                 97,741         73,460
        Held-to-maturity, at amortized cost
           (approximate market value of $99,228
           in 1998, and $100,838 in 1997)                                                   97,289         99,679
                                                                                         ---------      ---------
              Total investments in debt securities                                         195,030        173,139
                                                                                         ---------      ---------

Loans, net of unearned discount                                                            364,127        326,437
  Less allowance for possible loan losses                                                    6,222          6,120
                                                                                         ---------      ---------
            Loans, net                                                                     357,905        320,317
                                                                                         ---------      ---------
Bank premises and equipment                                                                 15,260         10,866
Other assets                                                                                13,802         10,040
                                                                                         ---------      ---------
            TOTAL ASSETS                                                                 $ 615,721      $ 549,864
                                                                                         =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                                             $  64,884      $  61,308
  Interest-bearing demand and savings                                                      213,480        195,804
  Time deposits                                                                            250,640        226,251
                                                                                                        ---------
            Total deposits                                                                 529,004        483,363

Securities sold under agreements to repurchase                                               1,270          5,333
FHLB borrowings                                                                             16,328              -
Other liabilities                                                                            4,591          4,515
                                                                                         ---------      ---------
            Total liabilities                                                              551,193        493,211
                                                                                         =========      =========

Commitments and contingent liabilities
Shareholders' equity:
  Cumulative preferred stock, no par value, 1,000,000 shares
    authorized and unissued                                                                     --             --
  Common stock, $1 par value, 15,000,000 shares authorized,
    2,995,126 shares issued and outstanding in 1998 and
    2,859,010 in 1997                                                                        2,995          2,859
Surplus                                                                                     11,173          6,023
Retained earnings                                                                           54,237         50,841
Unearned employee stock ownership plan shares                                               (1,235)        (1,384)
Treasury stock, at cost, 97,840 and 61,340 shares, respectively                             (3,167)        (1,820)
Other comprehensive income                                                                     525            134
                                                                                         ---------      ---------
            Total shareholders' equity                                                      64,528         56,653
                                                                                         ---------      ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 615,721      $ 549,864
                                                                                         =========      =========

     See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    (dollars in thousands except share data)
                                  (unaudited)

                                                                       NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                       1998         1997          1998          1997
                                                                    ----------    ----------   ----------     ----------
INTEREST INCOME:
  Interest and fees on loans                                        $   22,347    $   20,388   $    8,051     $    7,090
  Interest on investments in debt securities:
      Taxable                                                            6,897         7,233        2,393          2,332
      Exempt from Federal income taxes                                   1,119           947          423            329
  Interest on short-term investments                                     1,001           602          409            232
                                                                    ----------    ----------   ----------     ----------
           TOTAL INTEREST INCOME                                        31,364        29,170       11,276          9,983
                                                                    ----------    ----------   ----------     ----------

INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits               4,879         4,324        1,739          1,468
  Interest on time deposits                                              9,421         9,024        3,432          3,083
  Interest on securities sold under agreements to repurchase               124           158           22             72
  Interest on FHLB borrowings                                              372             -          279              -
  Interest on debt of employee stock ownership plan                        -             105          -               34
                                                                    ----------    ----------   ----------     ----------
         TOTAL INTEREST EXPENSE                                         14,796        13,611        5,472          4,657
                                                                    ----------    ----------   ----------     ----------
         NET INTEREST INCOME                                            16,568        15,559        5,804          5,326
  Provision for possible loan losses                                        47            45           17             15
                                                                    ----------    ----------   ----------     ----------
         NET INTEREST INCOME AFTER PROVISION
         FOR POSSIBLE LOAN LOSSES                                       16,521        15,514        5,787          5,311
                                                                    ----------    ----------   ----------     ----------

NONINTEREST INCOME:
  Trust department                                                         828           749          290            244
  Service charges on deposit accounts                                      979           988          340            338
  Gains on sales of loans                                                  245            22          186             15
  Net losses on sale of other real estate
      owned and other foreclosed property                                 (15)          (26)         (30)            (4)
  Other                                                                    410           369          133            113
                                                                    ----------    ----------   ----------     ----------
         TOTAL NONINTEREST INCOME                                        2,447         2,102          919            706
                                                                    ----------    ----------   ----------     ----------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                         6,135         5,597        2,151          1,913
  Net occupancy and equipment expense                                    1,661         1,816          581            624
  Data processing                                                          400           343          169            114
  Other                                                                  3,711         3,526        1,392          1,220
                                                                    ----------    ----------   ----------     ----------
         TOTAL NONINTEREST EXPENSES                                     11,907        11,282        4,293          3,871
                                                                    ----------    ----------   ----------     ----------

         INCOME BEFORE FEDERAL INCOME TAX EXPENSE                        7,061         6,334        2,413          2,146
Federal income tax expense                                               1,937         1,680          649            571
                                                                    ----------    ----------   ----------     ----------
         NET INCOME                                                    $ 5,124       $ 4,654       $1,764        $ 1,575
                                                                    ----------    ----------   ----------     ----------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains on available-for-sale securities                        391           272          459            211
                                                                    ----------    ----------   ----------     ----------
         COMPREHENSIVE INCOME                                           $5,515        $4,926       $2,223         $1,786
                                                                    ==========    ==========   ==========     ==========

SHARE DATA:
        Earnings per common share - basic                                $1.86         $1.70        $0.62          $0.57
                                                                    ==========    ==========   ==========     ==========
        Earnings per share - diluted                                     $1.81         $1.66        $0.61          $0.56
                                                                    ==========    ==========   ==========     ==========
        Dividends paid per common share                                  $0.63         $0.51        $0.22          $0.18
                                                                    ==========    ==========   ==========     ==========
        Average common shares outstanding                            2,749,042     2,739,926    2,832,652      2,742,181
                                                                    ==========    ==========   ==========     ==========
        Average common shares outstanding
           including potentially diluted shares                      2,827,587     2,797,160    2,906,993      2,819,553
                                                                    ==========    ==========   ==========     ==========

         See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (dollars in thousands)
                                   (unaudited)

                                                                                        1998          1997
                                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  5,124      $  4,654
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                                    1,146         1,146
        Provision for possible loan losses                                                  47            45
        Other operating activities, net                                                 (1,468)         (255)
                                                                                      --------      --------
          Total adjustments                                                               (275)          936
                                                                                      --------      --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                    4,849         5,590
                                                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net increase (decrease) in Federal funds sold                                    3,775          (500)
        Proceeds from maturities of and principal payments
           on debt securities                                                           46,290        37,849
        Purchases of debt securities                                                   (57,562)      (22,891)
        Net decrease (increase) in loans                                                 8,136       (26,276)
        Recoveries of loans previously charged off                                         233           745
        Proceeds from sales of other real estate owned and
           other foreclosed property                                                       188           232
        Cash and cash equivalents acquired, net of cash paid                             8,238            --
        Purchases of bank premises and equipment                                        (3,258)         (963)
                                                                                      --------      --------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          6,040       (11,804)
                                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in demand and savings deposits                                      5,588           345
        Net (decrease) increase in time deposits                                       (15,210)        3,627
        Net (decrease) increase in securities sold under agreements to repurchase       (4,063)        3,730
        Net increase in FHLB borrowings                                                  7,958            --
        Payments to acquire treasury stock                                              (1,437)         (387)
        Cash dividends paid                                                             (1,728)       (1,396)
                                                                                      --------      --------
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (8,892)        5,919
                                                                                      --------      --------
            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,997          (295)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            18,302        17,156
                                                                                      --------      --------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                             $ 20,299      $ 16,861
                                                                                      ========      ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest on deposits and borrowings                                             $ 14,771      $ 13,307
      Income taxes                                                                       2,176         2,010
                                                                                      ========      ========

   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                     $     57      $    389
      Issuance of stock in financing of acquisition                                      5,178            --
                                                                                      ========      ========



  See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The Company adopted the provisions of Statement on Financial Accounting Standards (SFAS) No. 130-Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains and losses) in a full set of general purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have a material impact on the Company's consolidated financial statements. The Company's only source of other comprehensive income is unrealized gains or losses on available-for-sale securities. The accumulated effect of such comprehensive income is included in shareholders' equity in the consolidated financial statements.

1.  ACQUISITION
         On June 29, 1998, the Company acquired Public Service Bank, FSB (PSB) and merged PSB into the Company's subsidiary bank, South Side National Bank in St. Louis. As of June 29, 1998, PSB had total assets of $73,731,000, total loans of $46,318,000, and total deposits of $55,264,000. PSB has three offices in the St. Louis metropolitan area. The Company paid approximately $3,455,000 in cash and 136,116 shares of common stock to acquire PSB, in a transaction accounted for under the purchase method of accounting. The excess of the purchase price over the fair market value of the assets acquired, approximately $3,500,000, is included in the total of other assets on the Company's consolidated financial statements.

         The following information presents the actual results for the three months ended September 30, 1998 and unaudited pro forma condensed results of operations of the Company for the three months ended September 30, 1997 and the nine months ended September 30, 1998 and 1997, combined with the acquisition of PSB, as if the Company completed the transaction on January 1, 1997.

                                                                               Three Months Ended             Nine Months Ended
                                                                                 September 30,                  September 30,
                                                                               1998         1997              1998         1997
                                                                               ----         ----              ----         ----
                                                                                     (in thousands, except share data)

                                                                            Actual                         Pro forma
                                                                            ------        -----------------------------------------

Net interest income.....................................................      $5,804         $5,769         $17,453         $16,838
Provision for possible loan losses......................................          17             31              59              73
Net income..............................................................      $1,764         $1,595          $5,227          $4,697
                                                                           =========      =========      ==========       =========

Average shares of outstanding...........................................   2,832,652      2,878,297       2,885,158       2,876,042
                                                                           =========      =========       =========       =========
Average shares outstanding, including potentially dilutive shares.......   2,906,993      2,955,669       2,963,703       2,933,276
                                                                           =========      =========      ==========       =========

Earnings per common share:
         Basic..........................................................        $.62           $.55           $1.81           $1.63
                                                                           =========      =========      ==========       =========
         Diluted........................................................        $.61           $.54           $1.76           $1.60
                                                                           =========      =========      ==========       =========

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

2.  EARNINGS PER SHARE
         Effective with the fiscal year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The weighted average number of shares used in computing diluted earnings per share was impacted only by stock options outstanding for all periods presented.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the nine months ended September 30, 1998 and 1997.

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

                              FINANCIAL HIGHLIGHTS
                      COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)


                                                            NINE MONTHS ENDED       Twelve Months Ended         Nine Months Ended
                                                           SEPTEMBER 30, 1998        December 31, 1997         September 30, 1997
                                                           ------------------       -------------------        -------------------
EARNINGS
   Total interest income                                      $  31,364                   $  39,320                  $   29,170
   Total interest expense                                        14,796                      18,243                      13,611
                                                              ---------                   ---------                   ---------
   Net interest income                                           16,568                      21,077                      15,559
   Provision for possible loan losses                                47                          60                          45
                                                              ---------                   ---------                   ---------
   Net interest income after provision for
     possible loan losses                                     $  16,521                     $21,017                   $  15,514
                                                              =========                   =========                   =========
   Net income                                                 $   5,124                      $6,302                   $   4,654
                                                              =========                   =========                   =========

SHARE DATA
   Earning per common share:
     Basic                                                    $    1.86                   $    2.30                   $    1.70
     Diluted                                                       1.81                        2.25                        1.66
   Dividends paid per common share                                  .63                         .70                         .51
   Book value                                                     22.88                       20.90                       20.57
   Tangible book value                                            21.54                       20.81                       20.47
   Shares outstanding (period-end)(1)                         2,897,286                   2,797,670                   2,825,670
   Average shares outstanding                                 2,749,042                   2,735,859                   2,739,926
   Average shares outstanding, including
     potentially dilutive shares                              2,827,587                   2,798,105                   2,797,160

FINANCIAL POSITION
   Total assets                                               $ 615,721                   $ 549,864                   $ 537,468
   Total deposits                                               529,004                     483,363                     471,248
   Total loans, net of unearned discount                        364,127                     326,437                     318,883
   Allowance for possible loan losses                             6,222                       6,120                       6,117
   Goodwill                                                       3,643                         240                         259
   Short-term borrowings                                          1,270                       5,333                       5,353
   FHLB borrowings                                               16,328                           -                           -
   Total shareholders' equity                                    64,528                      56,653                      56,278


                                SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.


                                                         NINE MONTHS ENDED       Twelve Months Ended          Nine Months Ended
                                                        SEPTEMBER 30, 1998(2)     December 31, 1997          September 30, 1997(2)
                                                         -------------------     -------------------         ---------------------
   Loan-to-deposit ratio                                       68.83%                       67.53%                     67.67%
   Allowance for possible loan losses to total loans            1.71                         1.87                       1.92
   Dividend payout ratio(3)                                    33.87                        30.43                      30.00
   Return on average assets                                     1.18                         1.18                       1.16
   Return on average shareholders' equity                      11.33                        11.44                      11.36
   Net interest margin on average interest-
       earning assets                                           4.25                         4.34                       4.30
   Average shareholders' equity to average total
       assets                                                  10.42                        10.28                      10.24
   Tier I leverage capital to adjusted total
       consolidated assets less intangibles                     9.66                        10.34                      10.40
   Tier I capital to risk-weighted assets                      16.04                        16.12                      16.49
   Total capital to risk-weighted assets                       17.29                        17.38                      17.74


(1) Shares outstanding at September 30, 1998, December 31, 1997, and September 30, 1997 include 77,212, 86,478, 89,567 shares, respectively, held by the ESOP which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.
(2) Statistical information is annualized where applicable.
(3) Dividends paid per common share divided by basic earnings per common share.

                               FINANCIAL POSITION

         Total consolidated assets of the Company have increased $65,857,000 during 1998 to $615,721,000 at September 30, 1998 compared to $549,864,000 at
December 31, 1997. This increase is attributable to the PSB acquisition.

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

                                                                                      (in thousands)
                                                          SEPTEMBER 30, 1998        December 31, 1997        September 30, 1997
                                                          ------------------        -----------------        ------------------
      Commercial, financial and agricultural                  $ 67,991                  $ 69,168                   $ 68,740
      Real estate-commercial                                    97,598                    98,759                     90,655
      Real estate-construction                                  32,481                    30,836                     28,485
      Real estate-residential                                  131,257                    92,028                     94,539
      Consumer                                                  23,915                    23,627                     25,776
      Industrial revenue bonds                                   4,935                     5,517                      5,943
      Other                                                      5,950                     6,502                      4,745
                                                              --------                  --------                   --------
                                                              $364,127                  $326,437                   $318,883
                                                              ========                  ========                   ========

         The Company's loan portfolio totaled $364,127,000 at September 30, 1998, which represents an increase of $37,690,000, or 11.5%, since December 31, 1997. The loan growth was due to the acquisition of PSB during the second quarter of 1998, which included $46,318,000 in loans, which were primarily residential real estate loans. Excluding the PSB loans acquired, total loans have decreased by $8,628,000 during 1998. The majority of this decline was in the Company's existing residential real estate loan portfolio, as borrowers continued to seek long term fixed rate refinancing alternatives in the secondary mortgage market. The Company viewed both PSB's residential real estate loan portfolio and their secondary market mortgage operation as valuable components of the acquisition, which compliment the Company's current balance sheet structure and operating philosophy.

                  SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                                   (in thousands)
                                                       NINE MONTHS ENDED        Twelve Months Ended           Nine Months Ended
                                                      SEPTEMBER 30, 1998          December 31, 1997           September 30, 1997
                                                      ------------------        -------------------           ------------------
    BALANCE AT BEGINNING OF PERIOD                          $ 6,120                   $ 5,602                       $ 5,602
    Provision charged to expense                                 47                        60                            45
    Loans charged off                                         (435)                     (367)                          (275)
    Recoveries                                                  233                       825                           745
    Balance of allowance for possible loan
      losses of PSB at date of acquisition                      257                        --                            --
                                                            -------                   -------                       -------
    BALANCE AT END OF PERIOD                                $ 6,222                   $ 6,120                       $ 6,117
                                                            =======                   =======                       =======


         The balance of the allowance for possible loan losses increased by $102,000 during the first nine months of 1998, primarily as a result of the PSB acquisition. In addition, the Company has recorded provisions for possible loan losses during the first nine months of $47,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover actual and potential losses in the loan portfolio under current conditions. The ratio of allowance for possible loan losses as a percentage of total loans was 1.71% as of September 30, 1998 compared to 1.87% and 1.92% at December 31, 1997 and September 30, 1997, respectively. The reduction as of September 30, 1998 reflects the addition of the residential portfolio of PSB.

                              NONPERFORMING ASSETS

                                                                                         (dollars in thousands)
                                                                   SEPTEMBER 30, 1998      December 31, 1997     September 30, 1997
                                                                   ------------------      -----------------     ------------------
     Nonaccrual loans                                                  $ 2,726               $ 2,977                $ 3,279
     Loans past due 90 days or more and still
         accruing interest                                               2,404                   517                    670
                                                                       -------               -------                -------
            TOTAL NONPERFORMING LOANS                                    5,130                 3,494                  3,949
     Other real estate owned                                             1,013                 1,024                    991
                                                                       -------               -------                -------
            TOTAL NONPERFORMING ASSETS                                 $ 6,143               $ 4,518                $ 4,940
                                                                       =======               =======                =======

     RATIOS:
       Total nonperforming loans as % of total loans                      1.41%                 1.07%                  1.24%
       Nonperforming assets as % of total loans and
         other real estate owned                                          1.68                  1.38                   1.54
       Nonperforming assets as % of total assets                          1.00                  0.82                   0.92



         Nonperforming assets totaled $6,143,000 or 1.00% of total assets at September 30, 1998 compared to $4,518,000 or 0.82% and $4,940,000 or 0.92% at
December 31, 1997 and September 30, 1997, respectively. Fluctuations in the level of nonperforming assets are a normal part of the Company's business, however, management is cognizant of the need to continually ensure that nonperforming assets remain at acceptably low levels.

         Current standards require that a loan be reported as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's loan policy generally requires that a credit meeting the above criteria be placed on nonaccrual status; however, loans which are past due more than 90 days as to the payment of principal or interest are also considered to be impaired. These loans are included in the total of nonperforming assets. Loans past due less than 90 days are generally not considered impaired; however, a loan which is current as to payments may be determined by management to demonstrate some of the characteristics of an impaired loan. In these cases, the loan is classified as impaired while management evaluates the appropriate course of action. The Company's primary basis for measurements of impaired loans is the collateral underlying the identified loan.

         Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of September 30, 1998, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on the previous page.

INVESTMENTS IN DEBT SECURITIES
         Investments in debt securities have increased $21,891,000 since December 31, 1997 due in part to the PSB acquisition, which included $10,226,000 in investment securities. The remainder of the increase was attributable to a return on equity enhancement strategy employed by the Company's lead bank. To utilize a portion of the bank's excess capital capacity, the bank borrowed approximately $10,000,000 in FHLB advances to fund the purchase of mortgage-backed and municipal securities. Overall, the investment portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution. Management believes this diversity, as well as its conservative philosophy towards risk management, has resulted in a stable investment portfolio.

DEPOSITS
         Total deposits increased $45,641,000 during the first nine months of 1998 as a result of the PSB acquisition during the second quarter of 1998, which included $55,264,000 in deposits. Excluding the PSB deposits acquired, total deposits have declined $9,623,000 for the year. This decline is largely the result of the Company's subsidiary banks being less aggressive with respect to the interest rates being paid on deposits than some of their competitors.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
         Securities sold under agreements to repurchase (REPOs) declined $4,063,000 during the first nine months of 1998, due to normal daily fluctuations in the balances of the underlying accounts. The majority of the Company's REPOs are used by larger commercial customers as a daily cash management tool, therefore, depending on their individual liquidity positions, the balances in these accounts can vary considerably.

FHLB BORROWINGS
         The $16,328,000 increase in FHLB borrowings was due in part to FHLB borrowings acquired as part of the PSB acquisition. In addition, $10,000,000 of FHLB borrowings was obtained as part of the aforementioned return on equity enhancement strategy. The remainder of the borrowings are being used by one of the Company's subsidiary banks to help in funding longer term fixed rate residential real estate loans. This program allows the bank to offer rates competitive to those offered by secondary-market mortgage operations, with the added benefit of letting the customer know their loan will not be sold or the servicing transferred several times over the life of the loan.

ASSET/LIABILITY MANAGEMENT
         As reflected on the Repricing and Interest Rate Sensitivity Analysis below, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.08x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                             (dollars in thousands)
                               SEPTEMBER 30, 1998

                                                                          Over             Over
                                                                        3 months          1 year
                                                     3 months           through           through           Over
                                                     or less           12 months         5 Years           5 year            Total
                                                     --------          ---------         --------          ------            -----
Interest-earning assets:
    Interest-bearing due from banks                  $   3,868       $      --         $     --          $     --         $  3,868
    Federal funds sold                                  13,425              --               --                --           13,425
    Investments available-for-sale                      15,421          22,005           41,908            18,407           97,741
    Investments held-to-maturity                         8,647          16,142           50,085            22,415           97,289
    Loans, net of unearned discount (1)                185,356          60,487           80,370            37,914          364,127
                                                     ---------       ---------         --------          --------         --------
        Total interest-earning assets                  226,717          98,634          172,363            78,736          576,450
                                                     ---------       ---------         --------          --------         --------

Cumulative interest-earning assets                     226,717         325,351          497,714           576,450          576,450
                                                     ---------       ---------         --------          --------         --------

Interest-bearing liabilities:
    Interest-bearing demand deposits                    52,042          29,738           37,174            29,738          148,692
    Savings deposits                                    22,676          12,958           16,197            12,957           64,788
    Time deposits under $100,000                        45,029          89,855           65,507                --          200,391
    Time deposits $100,000 and over                     12,818          33,108            4,323                --           50,249
    Securities sold under agreements to repurchase       1,270              --               --                --            1,270
    FHLB borrowings                                         --           2,000           14,328                --           16,328
                                                     ---------       ---------         --------          --------         --------
        Total interest-bearing liabilities             133,835         167,659          137,529            42,695          481,718
                                                     ---------       ---------         --------          --------         --------

Cumulative interest-bearing liabilities                133,835         301,494          439,023           481,718          481,718
                                                     ---------       ---------         --------          --------         --------

Gap analysis:
    Interest sensitivity gap                          $ 92,882        $(69,025)        $ 34,834          $ 36,041         $ 94,732
                                                     =========        ========         ========          ========         ========
    Cumulative interest
        sensitivity gap                               $ 92,882       $  23,857         $ 58,691          $ 94,732         $ 94,732
                                                     =========       =========         ========          ========         ========

Cumulative gap ratio of interest-
    earning assets to interest-bearing
    liabilities                                           1.69x           1.08x            1.13x             1.20x            1.20x
                                                     ==========      ==========        =========         =========        =========



(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES
         The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 17.29%, 17.38% and 17.74% as of September 30, 1998, December 31, 1997, and September 30, 1997, respectively, which included Tier I capital ratios of 16.04%, 16.12%, and 16.49%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

         In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized gains and losses on available-for-sale securities. The Company's Tier I leverage ratios were 9.66%, 10.34%, and 10.40% at September 30, 1998, December 31, 1997, and September 30, 1997, respectively.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY
         Net income was $5,124,000 for the nine months ended September 30, 1998 compared to $4,654,000 for the nine months ended September 30, 1997, which represents a $470,000 or 10% increase over the prior year. The increase was largely due to the net effect of increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net income for the third quarter of 1998 was $1,764,000 compared to $1,575,000 in the third quarter of 1997. This increase in third quarter earnings was attributable to the same factors that affected the year-to-date earnings.

         Basic earnings per common share were $1.86 for the first nine months of 1998 compared to $1.70 for the first nine months of 1997, and the basic earnings per common share were $0.62 and $0.57 for the third quarter of 1998 and 1997, respectively. Net income for the first nine months of 1998 resulted in an annualized return on average assets (ROA) of 1.18% compared to 1.16% in the prior year, and an annualized return on average shareholders' equity (ROE) of 11.33% compared to 11.36% in the prior year. ROE continues to be negatively impacted by the Company's strong equity position, however, management continues to take steps to utilize the Company's excess capital.

NET INTEREST INCOME
         As reflected in the Selected Statistical Information table on the following page, net interest income on a tax-equivalent basis increased by $1,049,000 in the first nine months of 1998 when compared to the first nine months of 1997. The increase in net interest income was largely the result of an increase in average earning assets which were $38,407,000 larger in 1998 versus 1997. The majority of this increase was in the average balance of loans outstanding, which increased $29,316,000. This increase was largely due to the acquisition of PSB. Also contributing to the increase was the fact that the Company's net interest margin declined only slightly during 1998. The five basis point decrease in the net interest margin was due to an increase in the Company's cost of funds resulting from the increasingly competitive market for consumer deposits. Net interest income for the third quarter increased by $478,000 in 1998 compared to the third quarter of 1997. This increase was also largely attributable to loan growth resulting from the PSB acquisition.

                        SELECTED STATISTICAL INFORMATION

The following is selected statistical information for Southside Bancshares Corp. and subsidiaries.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

                                 CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES
                                                     (dollars in thousands)


                                                  NINE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      1998                                       1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   AVERAGE                                  Average
                                                                     INTEREST       RATES                    Interest        Rates
                                                        AVERAGE      INCOME\       EARNED\      Average       Income\       Earned\
                                                        BALANCE      EXPENSE       PAID(3)      Balance       Expense       Paid(3)
                                                        -------      -------       -------      -------      ---------     ---------
                         ASSETS
Loans, net of unearned discount(1)(2)(3)                 $336,434     $22,488        8.91%       $307,118       $20,577       8.93%
Investments in debt securities:
   Taxable(4)                                             152,492       6,897        6.03         158,854         7,233       6.07
   Exempt from Federal income tax(3)(4)                    27,989       1,695        8.08          22,775         1,435       8.40
Short-term investments                                     25,259       1,001        5.28          15,020           602       5.34
                                                         --------     -------        ----        --------       -------       ----
      Total interest-earning assets/interest
      income/overall yield (3)                            542,174      32,081        7.89         503,767        29,847       7.90
                                                                      -------        ----                       -------       ----
Allowance for possible loan losses                         (6,142)                                 (6,034)
Cash and due from banks                                    15,564                                  14,695
Other assets                                               26,594                                  20,647
                                                         --------                                --------
        TOTAL ASSETS                                     $578,190                                $533,075
                                                         --------                                --------
    LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing demand and savings deposits             $205,543       4,879        3.16%       $187,399         4,324       3.08%
Time deposits                                             233,768       9,421        5.37         225,731         9,024       5.33
Short-term borrowings                                       3,721         124        4.44           4,730           158       4.45
Other borrowings                                            8,699         372        5.70              --            --         --
Debt of employee stock ownership plan                          --          --          --           1,657           105       8.45
                                                         --------     -------                    --------       -------       ----
        Total interest-bearing liabilities/interest-
           expense/overall rate                           451,731      14,796        4.37         419,517        13,611       4.33
                                                                      -------        ----                       -------       ----
Non-interest-bearing demand deposits                       60,715                                  54,944
Other liabilities                                           5,470                                   4,003
Shareholders' equity                                       60,274                                  54,611
                                                         --------                                --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $578,190                                $533,075
                                                         ========                                ========

NET INTEREST INCOME                                                   $17,285                                   $16,236
                                                                      -------                                   -------
NET INTEREST MARGIN ON AVERAGE INTEREST-EARNING
   ASSETS                                                                            4.25%                                    4.30%
                                                                                     ----                                     ----




(1)      Interest income includes loan origination fees.
(2)      Average balance includes nonaccrual loans.
(3)      Interest yields are presented on a tax-equivalent basis.
(4)      Includes investments available-for-sale.

PROVISION FOR POSSIBLE LOAN LOSSES
         The provision for possible loan losses remained at a relatively low level of $47,000 during the first nine months of 1998. Based on the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses. Management will continue to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.

NONINTEREST INCOME
         Noninterest income increased $345,000 during the first nine months of 1998 and $213,000 during the third quarter of 1998 in comparison to the comparable periods in the prior year. These increases were largely attributable to the Company's secondary market mortgage operations acquired as part of the PSB acquisition. Gains on sales of loans increased from $22,000 in 1997 to $245,000 in 1998, with the majority of the growth occurring during the third quarter. Noninterest income was also positively impacted by an increase in trust department revenue.

NONINTEREST EXPENSE
         Noninterest expense for the first nine months of 1998 increased $625,000 when compared to the first nine months of the prior year, and $422,000 during the third quarter, primarily due to increases in salaries and employee benefits. The increase in salaries and employee benefits expense was due, in part, to normal pay increases, expense related to the Company's Employee Stock Ownership Plan, and the addition of personnel as part of the PSB acquisition. Also contributing to the increase in both the year-to-date and third quarter expenses was an increase in data processing expense, which was the result of year 2000 testing being performed at the Company's subsidiary banks. Partially offsetting these increases was a decrease in net occupancy and equipment expense, which was caused by an increase in rental income and a decrease in depreciation of furniture and equipment, as several larger furniture and equipment purchases became fully depreciated during 1998.

INCOME TAXES
         Federal income tax expense for the first nine months of 1998 was $1,937,000 compared to $1,680,000 in the first nine months of 1997. The Company's effective tax rate was 27.43% for the first nine months of 1998, compared to 26.52% for the first nine months of 1997. This increase is caused by the fact that taxable income is increasing but the Company's tax-exempt income from municipal securities and loans has remained relatively the same. As part of the equity enhancement strategy, approximately half of the securities purchased were municipal securities which should aid the Company in managing its effective tax rate and has caused the Company's effective tax rate to decline slightly since the second quarter of 1998.

THE YEAR 2000 ISSUE
         The Year 2000 issue relates to systems that have used a two-digit field rather than a four-digit field to represent the year. The risk of a system failure and data processing errors may be the result of this programming logic. Management has implemented a company-wide initiative for preparing its systems, applications and equipment for functionality in the Year 2000 and beyond. The Company's Year 2000 project consists of five phases including awareness, assessment, renovation, testing and implementation are well underway.

         The Company continues to monitor efforts to ready internal systems for the Year 2000. Highest priority has been assigned to those systems determined to be critical to the ongoing operations of the Company. Programming changes and testing of critical systems, applications, and equipment are scheduled to be substantially completed by December 31, 1998. If modifications to existing systems and conversions to new systems proceed as scheduled, management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company.

         The Company modified its credit risk assessment to include the consideration of incremental risk that may be posed by customer's inability, if any, to address Year 2000 issues. Management presently believes this risk to be manageable, and continues to monitor customer's efforts to prepare for the Year 2000. Additionally, the Company has implemented a process for assessing the readiness of its major vendors, suppliers and business partners. There can be no guarantee, however, that the systems of these outside parties will be remediated on a timely basis. To that end, there is no assurance that a failure to remediate by one of these parties would not have a material adverse effect on the Company.

         The Company believes it will substantially complete the implementation of its Year 2000 program prior to the commencement of the Year 2000. However, the risk of the system failures, either internal or external, cannot be eliminated. Therefore, the Company intends to assess the worst case scenario caused by Year 2000 issue and address the possible effects thereof. The Company will assess the types and nature of contingency plans that will be required to maintain the Company's operational capacity after January 1, 2000. Contingency planning will cover all critical areas of the Company, as well as customers, suppliers and business partners.

         To date, the Company and its subsidiaries have incurred approximately $150,000 in both direct and indirect costs associated with Year 2000 readiness efforts. The Company estimates that $330,000 will approximate total expenditures through the Year 2000. This includes internal and external costs that will be expensed, as well as new hardware and software which will be capitalized. Funding for costs associated with Year 2000 efforts will be derived from normal operating cash flow. As a result, Year 2000 expenses are not expected to a have a material effect on the Company's results of operations.

         The foregoing discussion of Year 2000 issues is based on management's most current estimates. These estimates utilize multiple assumptions of future events, including, but not limited to, the continues availability of certain resources, third party efforts, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual costs and results could differ materially from the estimates currently anticipated by the Company.

EFFECT OF NEW ACCOUNTING STANDARDS
         During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise on Related Information (SFAS 131). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, SFAS 131 establishes standards for related disclosures about products and services, geographical areas, and major customers superseding SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The Company does not believe expanded disclosure information will be required to be included in its consolidated financial statements beginning in 1998 because the Company operates as one business segment.

         SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999 with earlier adoption permitted. The Company is currently evaluating SFAS 133's effect on its consolidated financial statements.

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


                                                                            Book                       Dividends Paid Per
                                   High Bid      Low Bid      Close         Value        Market/Book      Common Share
                                   --------      -------     -------       -------       -----------   ------------------

3RD QUARTER - 1998                   $39.00       $33.50     $37.125        $22.88         162.26%         $ 0.22
2nd Quarter - 1998                    44.75        36.25       36.25         22.44         161.54            0.21
1st Quarter - 1998                    37.75        34.25       37.75         21.33         176.98            0.20

4th Quarter - 1997                    35.50        33.25       34.50         20.90         165.07            0.19
3rd Quarter - 1997                    40.50        33.50       33.50         20.57         162.86            0.18
2nd Quarter - 1997                    37.00        21.50       37.00         20.14         183.71            0.17
1st Quarter - 1997                    25.00        22.75       24.50         19.60         125.00            0.16


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of business, the Company had certain routine lawsuits pending at September 30, 1998. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.


ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibit 10(c) - Deferred Compensation Agreement, as amended

         Reports on 8-K

         The Company filed a report on Form 8-K dated October 5, 1998, relating to the Company's announcement of a three for one stock split, payable on the form of a stock dividend of two shares of common stock for each common share currently outstanding on November 15, 1998 to shareholders of record November 2, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHSIDE BANCSHARES CORP.





November 12, 1998                /s/  Thomas M. Teschner
-----------------               -------------------------------------------
                                Thomas M. Teschner
                                President
                                (Principal Executive Officer)




November 12, 1998                /s/  Joseph W. Pope
-----------------               -------------------------------------------
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

10(c)                             Deferred Compensation Agreement, as amended