Form 10-K
period 1998-12-31
SOUTHSIDE BANCSHARES CORP
filed 1999-03-30
CIK 703970

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (No fee required)

                  For the fiscal year ended December 31, 1998.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (No fee required)

            For the transition period from __________ to __________

                         Commission File Number 0-10849

                           SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  MISSOURI                                                         43-1262037
--------------------------------------------------------------         ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

 3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                                               63116
--------------------------------------------------------------         ------------------------------------
(Address of Principal Executive Offices)                                              (Zip Code)



Registrant's Telephone Number, Including Area Code:  (314) 776-7000
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act:


                                                           Name of Each Exchange
     Title of Each Class                                    on Which Registered
     -------------------                                    -------------------
           NONE                                                    NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)
                         ------------------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 23, 1999, the aggregate market value, computed by the average bid and asked prices, of the voting stock held by non-affiliates of the Registrant was approximately $68,256,000.

         At March 23, 1999, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 8,638,978.

                       DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (Part I and Part II); and

(2) Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 22, 1999 (Part III).

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

         Southside, through its subsidiary banks, is primarily engaged in commercial banking and providing trust services. On June 29, 1998, Southside acquired 100% of the outstanding common stock of Public Service Bank, FSB ("PSB") in exchange for a combination of cash and common stock of the Registrant in a transaction accounted for under the purchase method of accounting. At acquisition, PSB had total assets of $73.7 million which were immediately merged into South Side National Bank in St. Louis. The Registrant and its subsidiaries had, at December 31, 1998, consolidated total assets of approximately $610 million. The following table shows the year of acquisition, total assets, total loans and total deposits at December 31, 1998, before elimination of intercompany accounts, of each of Southside's wholly-owned subsidiary banks, all of which are located in Missouri.

                                                                                      (in thousands)
                                    Year of                -------------------------------------------------------------------
             Bank                 Acquisition              Total Assets                  Total Loans            Total Deposits
             ----                 -----------              ------------                  -----------            --------------
South Side National Bank
   in St. Louis                        1983                   $408,058                    $232,453                  $345,452
State Bank of Jefferson County         1983                   $ 59,057                    $ 39,393                  $ 52,889
Bank of Ste. Genevieve                 1985                   $ 87,267                    $ 50,214                  $ 75,794
The Bank of St. Charles
   County                              1986                   $ 56,940                    $ 36,312                  $ 51,682



         The Registrant's subsidiary banks, which operated 16 banking offices in Missouri during 1998, are engaged in the general banking business of accepting funds for deposit, making loans, renting safe deposit boxes and performing such other banking services as are usual and customary in banks of similar size and character. All of the subsidiary banks offer real estate, commercial and consumer loans. Customers of all subsidiary banks are offered regular checking, interest-bearing checking, money market, savings, certificates of deposit and IRA accounts. South Side National Bank in St. Louis ("SSNB"), State Bank of Jefferson County and The Bank of St. Charles County also provide Honor and CIRRUS 24-hour automated teller machines. Bank of Ste. Genevieve has two 24-hour banking machines on the Shazam and CIRRUS automated teller networks. SSNB also provides a 24-hour automated teller machine (ATM) at its Customer-Bank Communications Terminal branch in St. Anthony's Medical Center located at 10010 Kennerly Road, St. Louis County, Missouri 63128.

         Customers of all of the subsidiary banks are also offered the services of the trust department of SSNB. At December 31, 1998, the combined market value of fiduciary and custodial assets under management of the trust department was approximately $279 million, which are not included in the consolidated assets of the Registrant as they do not represent assets of the Registrant.

         The responsibility for the management of the subsidiary banks remains with the officers and directors of the respective banks. Southside provides the subsidiary banks with assistance and service in auditing, record keeping, tax planning, trust operations, new business development, lending, regulatory compliance and human resources management.

         Southside has seven officers. Southside utilizes, to the extent necessary, the officers, employees and services of its banking subsidiaries. The total number of full and part-time employees of the Registrant and its wholly-owned subsidiaries was 258 and 31, respectively, on December 31, 1998.

         The information on page 4 and pages 49-52 of the Southside Bancshares Corp. 1998 Annual Report to Shareholders is incorporated herein by reference.

         (b)    Supervision and Regulation

         Southside is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Registered bank holding companies are required to file quarterly and annual reports with the Federal Reserve Board and to provide the Federal Reserve Board with such additional information as the Federal Reserve Board may require pursuant to the BHCA.

         The BHCA requires bank holding companies to obtain prior approval from the Federal Reserve Board before (1) acquiring (except in certain limited circumstances) direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into consideration the financial and managerial resources and future prospects of the company or companies and the banks concerned, and the convenience and needs of the community to be served.

         Missouri law provides that a bank holding company may not obtain control of any bank or depository financial institution if as a result of the acquisition the total deposits in such bank or institution together with the total deposits of all banks and depository financial institutions located in the State of Missouri controlled by the bank holding company would exceed 13% of the total deposits of all depository financial institutions in the state, including banks, thrifts and credit unions. In computing the total deposits in all banks controlled by the bank holding company and the bank which the holding company seeks to acquire, certificates of deposit in the face amount of $100,000 or more, deposits from sources outside the United States and deposits of banks other than banks controlled by the bank holding company are to be deducted.

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

         Subsidiary bank dividends are the principal source of revenue to the Registrant, although management fees may be charged to cover services rendered to such subsidiary banks. The ability of each subsidiary bank to pay such dividends to Southside is subject to limitations established by various state and federal laws and regulations. Banks organized under either federal or state laws are limited in the amount of dividends that they may declare, depending upon the amount of their capital and surplus, and in certain instances must obtain regulatory approval before declaring dividends. Under the National Banking Act, until a national bank's surplus equals or exceeds the amount of its capital, no dividend may be declared unless at least one-tenth of the national bank's net profit earned since declaration of the last dividend has been transferred to surplus. Under federal law, regulatory approval is required for any dividend by a national bank or a state-chartered bank which is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus. Under Missouri law, a state-chartered bank which is not a member of the Federal Reserve System whose surplus account for each dividend period does not equal at least 40% of the amount of its capital stock is required to transfer to its surplus account 10% of its net income for such dividend period. Retained earnings in excess of any such required transfer to surplus are available for dividends. In addition, sound banking practices require the maintenance of adequate levels of capital. Federal regulatory authorities have adopted standards for the maintenance of capital by banks, and adherence to such standards may further limit the ability of banks to pay dividends.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies the following capital standards for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below any such measure, and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. FDICIA requires a bank that is determined to be undercapitalized to submit a capital restoration plan, and the bank's holding company must guarantee that the bank will meet its capital plan, subject to certain limitations. FDICIA also prohibits banks from making any capital distribution or paying any management fee if the bank would thereafter be undercapitalized.

         FDICIA grants the FDIC authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio defined in FDICIA. FDICIA also requires the FDIC to implement a risk-based insurance assessment system pursuant to which the premiums paid by a depository institution are based on the probability that the BIF will incur a loss in respect of such institution. The FDIC has adopted a deposit insurance assessment system that places each insured institution in one of nine risk categories based on the level of its capital, evaluation of its risks by its primary state or federal supervisor, statistical analysis and other information. The FDIC has recently adopted an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF. Under the FDIC amendment, the assessment rates for BIF-insured institutions range from 0.27% of insured deposits for the most financially troubled BIF members to 0% of deposits for most well-capitalized institutions, including over 90% of BIF-insured institutions.

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

         The information contained in note 12 of the Notes to Consolidated Financial Statements on pages 43 and 44 of the Southside Bancshares Corp. 1998 Annual Report to Shareholders is incorporated herein by reference.

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

         (e)    Statistical Information

         The following selected statistical information relative to Southside and its subsidiaries should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Southside Bancshares Corp. 1998 Annual Report to Shareholders, incorporated herein by reference.

         (f)    Forward-Looking Statements

         Statements contained in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). There can be no assurance, in light of these risks and uncertainties, that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements:

         - Credit risk: While the Company has had good credit quality in recent years, approximately 51% of its loans at December 31, 1998 were in commercial (including commercial real estate), financial, and agricultural loans. Changes in local economic conditions could adversely affect credit quality in the Company's loan portfolio.

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



            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

                        SELECTED STATISTICAL INFORMATION
I.    Loan Portfolio

      A.    Types of Loans

         The following table shows the classification of loans by major category at December 31 for the years shown.

                                                                                          (in thousands)
                                                            --------------------------------------------------------------------
                                                                   1998           1997         1996           1995       1994
                                                            --------------------------------------------------------------------
Commercial, financial
 and agricultural                                                $68,166        $69,168       $62,016       $62,214      $69,219
Real estate-commercial                                           115,214         98,759        82,045        88,321       82,807
Real estate-construction                                          21,993         30,836        26,067        15,510       11,019
Real estate-residential                                          119,917         92,028        96,039       102,418      108,134
Consumer                                                          22,219         23,627        17,304        17,626       18,334
Industrial revenue bonds                                           4,717          5,517         6,373         7,789        9,311
Other loans                                                        4,762          6,502         4,619         9,946        2,573
                                                            ------------    -----------    ----------    ----------   ----------

  TOTAL LOANS                                                   $356,988       $326,437      $294,463      $303,824     $301,397
                                                            ============    ===========    ==========    ==========   ==========



      B.    Maturities and Sensitivities of Loans to Changes in Interest Rates

      The following table shows the remaining maturities of selected loan categories at December 31, 1998.


                                                                       (in thousands)
                                              ---------------------------------------------------------------------
                                                One year           Over one up            Over
                                                or less*           to 5 years           5 years           Total
                                              ---------------------------------------------------------------------
Commercial, financial
 and agricultural                                $43,752            $22,121              $2,293           $68,166
Real estate-construction                          19,549              1,364               1,080            21,993
Other loans                                        4,757                  5                  --             4,762
                                                --------          ---------            --------          --------
     TOTAL                                       $68,058            $23,490              $3,373           $94,921
                                                ========          =========            ========          ========


* Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due "One year or less."

The following table shows the amount of loans above having maturities over one year which have predetermined interest rates, and the amount which have floating or adjustable interest rates at December 31, 1998 (in thousands).

Loans with predetermined interest rates                           $21,304
Loans with floating or adjustable interest rates                    5,559
                                                                  -------
     TOTAL                                                        $26,863
                                                                  =======

II.      Summary of Loan Loss Experience

         The information under the caption Allowance for Possible Loan Losses and Risk Elements on pages 8 through 11 of the Southside Bancshares Corp. 1998 Annual Report to Shareholders is incorporated herein by reference.

         The following table analyzes the loan loss experience of the Registrant for the periods indicated:

                                                                                      (dollars in thousands)
                                                                                     Years Ended December 31,
                                                                -----------------------------------------------------------------
                                                                   1998           1997         1996           1995       1994

                                                                -----------------------------------------------------------------
Average loans outstanding, net of
     unearned discount                                          $345,902       $311,266      $295,683      $297,480     $294,749
                                                                ========       ========      ========      ========     ========

Allowance at beginning of year                                  $  6,120       $  5,602      $  5,635      $  7,144     $  8,334
                                                                ========       ========      ========      ========     ========

Loans charged off:
     Commercial, financial and                                       296            139           878         1,606          821
         agricultural
     Real estate - residential                                         2             77            93           294        1,302
     Consumer                                                        238            151           248           274          195
                                                                --------       --------      --------      --------     --------

     Total loans charged off                                         536            367         1,219         2,174        2,318
                                                                --------       --------      --------      --------     --------

Recoveries:
     Commercial, financial and                                       152            687           869           661          276
         agricultural
     Real estate - mortgage                                           52             62           171           186          568
     Consumer                                                         85             76            86            75           91
                                                                --------       --------      --------      --------     --------

     Total recoveries                                                289            825         1,126           922          935
                                                                --------       --------      --------      --------     --------

Net loans charged off (recovered)                                    247           (458)           93         1,252        1,383
                                                                --------       --------      --------      --------     --------

Provisions charged to
     operating expense                                                62             60            60            70          193
                                                                --------       --------      --------      --------     --------

Allowance of Bay-Hermann-
  Berger Bank at sale                                                  -              -             -          (327)           -
                                                                --------       --------      --------      --------     --------

Allowance of PSB at acquisition                                      257              -             -             -            -
                                                                --------       --------      --------      --------     --------

Allowance at end of year                                         $ 6,192        $ 6,120       $ 5,602      $  5,635     $  7,144
                                                                ========       ========      ========      ========     ========

Ratio of net charge-offs during
     year to average loans outstanding                             0.07%              *         0.03%         0.42%        0.47%
                                                                =======                      =======       =======      =======


* Ratio is not applicable for 1997, as recoveries exceeded charge-offs for the year.

         The following table sets forth at the end of each reported period, a breakdown of the allowance for possible loan losses by major categories of loans and the percentage of loans in each category to total loans at the dates indicated:


                                                    Years Ended December 31,
                                                    (dollars in thousands)

                 -----------------------------------------------------------------------------------------------------------------
                          1998                  1997                  1996                   1995                  1994

                 -----------------------------------------------------------------------------------------------------------------
                           Percent of             Percent of            Percent of             Percent of           Percent of
                          Loans in Each          Loans in Each         Loans in Each          Loans in Each        Loans in Each
                           Category To            Category To           Category To            Category To          Category To
                   Allowance Total Loans  Allowance Total Loans Allowance Total Loans  Allowance Total Loans Allowance Total Loans
                   --------- -----------  --------- ----------- --------- -----------  --------- ----------- --------- -----------
Commercial,
   financial and
   agricultural     $3,992      20.4%     $3,920       23.0%    $3,902       23.2%     $3,935       23.0%    $5,094       26.0%

Real estate -
   construction        500       6.2%        500        9.4%       300        8.9%        300        5.1%       300        3.7%

Real estate -
   mortgage          1,000      65.9%      1,000       58.4%     1,000       60.5%      1,000       62.8%     1,500       63.4%

Consumer loans to
   individuals         500       6.2%        500        7.2%       200        5.8%        200        5.8%       200        6.1%

Other loans
   (Unallocated)       200       1.3%        200        2.0%       200        1.6%        200        3.3%        50        0.8%
                    ------     -----      ------      -----     ------      -----     -------     ------    -------      ------
                    $6,192     100.0%     $6,120      100.0%    $5,602      100.0%    $ 5,635      100.0%   $ 7,144      100.0%
                    ======     =====      ======      =====     ======      =====     =======     ======    =======      ======

III.     Investment Portfolio

         The information contained in note 3 of the Notes to Consolidated Financial Statements on pages 37 and 38 of the Southside Bancshares Corp. 1998 Annual Report to Shareholders is incorporated herein by reference. The following table summarizes the carrying values and weighted average yields of investments in debt securities by contractual maturity. Actual maturities will differ from contractual maturities, because borrowers have the right to prepay obligations with or without prepayment penalties. A maturity distribution for mortgage-backed securities has not been prepared due to their accelerated prepayment characteristics.




                                                                                 (dollars in thousands)
                                                                                    DECEMBER 31, 1998
                                                         ------------------------------------------------------------------------

                                                                 AVAILABLE FOR SALE                    HELD TO MATURITY
                                                                 ------------------                    ----------------

                                                             CARRYING           AVERAGE           CARRYING          AVERAGE
                                                              VALUE             YIELD*             VALUE             YIELD*
                                                              -----             ------             -----             ------

U.S. TREASURY SECURITIES AND OBLIGATIONS OF U.S.
   GOVERNMENT AGENCIES AND CORPORATIONS:

      Within 1 year                                           $4,652             5.74%            $17,641             6.13%

      After 1 but within 5 years                              22,422             5.80              32,288             5.92

      After 5 but within 10 years                              7,764             6.06               5,840             6.01

      After 10 years                                             997             6.35                  --               --
                                                               -----                              -------
                        Total                                 35,835             5.86              55,769             5.99

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS:

      Within 1 year                                               --               --               1,931             5.96

      After 1 but within 5 years                                  --               --               8,262             5.40

      After 5 but within 10 years                                300             5.61              10,785             5.18

      After 10 years                                            6,243            6.98               4,669             4.83
                                                                -----                              ------
                        Total                                   6,543            6.92              25,647             5.25

OTHER DEBT SECURITIES:

      Within 1 year                                                --              --                  --               --

      After 1 but within 5 years                                   --              --                  --               --

      After 5 but within 10 years                                 102            6.29                  --               --

      After 10 years                                              --               --                  --               --
                                                             -------                              -------

                        Total                                    102             6.29                  --               --


TOTAL INVESTMENT SECURITIES (EXCLUDING MORTGAGE-BACKED
AND OTHER SECURITIES):

      Within 1 year                                            4,652             5.74              19,572             6.11

      After 1 but within 5 years                              22,422             5.80              40,550             5.82

      After 5 but within 10 years                              8,166             5.97              16,625             5.47

      After 10 years                                           7,240             6.88               4,669             4.83
                                                               -----             ----               -----             ----

                        Total                                 42,480             6.02              81,416             5.76

OTHER SECURITIES - NO STATED MATURITY EQUITY                   2,221             6.50                  --               --

MORTGAGE-BACKED SECURITIES                                    53,194             5.85               2,620             6.17
                                                              ------                                -----

                        Total                                $97,895             5.94%            $84,036             5.77%
                                                             =======             ====             =======             ====


* The weighted average yield for each maturity range was calculated using the yield on each security within that range, weighted by the amortized cost of each security at December 31, 1998. The yields for obligations of states and political subdivisions exempt from federal income taxes have been adjusted to a fully tax-equivalent basis at a maximum tax rate of 34% for 1998, adjusted for the disallowance of interest cost to carry nontaxable securities.

ITEM 2.      PROPERTIES

         The Registrant owned the following physical properties as of December 31, 1998:

         South Side National Bank in St. Louis, a subsidiary of the Registrant, owns a nine-story banking and office building at 3606 Gravois Avenue, St. Louis, Missouri 63116, and the adjacent drive-up facilities and three parking lots. The Registrant and this subsidiary are currently the only tenants in the building. This subsidiary of the Registrant owns the land and bank building located at its branch facility at 10330 Gravois Road, St. Louis, Missouri 63126. This is a two story building and the lower level and a portion of the main level are leased to tenants for an annual rental of approximately $32,000. This subsidiary owns the land and bank building at 9914 Kennerly Road in St. Louis County upon which its South County branch is located. This is a two-story building and the second floor is leased to tenants for an annual rental of approximately $86,000. This subsidiary also owns the land and bank building located at 6025 Chippewa, St. Louis, Missouri 63109. This is a three-story building, and the second and third floors are leased to tenants for an annual rental of approximately $47,000. This subsidiary also owns the land and bank buildings at 10385 West Florissant, Ferguson, Missouri 63136, 8440 Morganford Road, St. Louis County, Missouri 63123, 840 Meramec Station Road, St. Louis, Missouri 63088, and 3420 Iowa Street, St. Louis, Missouri 63118. This subsidiary leases a branch facility at 4666 Lansdowne, St. Louis, Missouri 63116. In addition, this subsidiary owns land and the building at 4111 Telegraph Road in St. Louis County, where the Company opened its tenth branch in 1999.

         State Bank of Jefferson County owns the land and a two-story building at its main banking office at 224 S. Main Street, DeSoto, Missouri 63020. The State Bank of Jefferson County also owns the land and a one-story building housing its facility located at 2000 Rock Road, DeSoto, Missouri 63020. In addition, State Bank of Jefferson County owns land in Herculaneum, Missouri and is currently constructing a third banking facility, which is expected to be completed during 1999.

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


ITEM 3.      LEGAL PROCEEDINGS

         The information contained in note 14 of the Notes to Consolidated Financial Statements on page 45 of the Southside Bancshares Corp. 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the names and ages of the executive officers of the Registrant and their business history for the past five years:


  NAME, AGE AND POSITION WITH THE                   PRINCIPAL OCCUPATIONS OR EMPLOYMENT SINCE
  COMPANY                                           JANUARY 1, 1994
  -------------------------------                   -----------------------------------------

  Thomas M. Teschner (42)                           President and Chief Executive Officer, Southside
  President and Chief Executive                     Bancshares Corp.; President and Chief Executive
  Officer                                           Officer, South Side National Bank in St. Louis.

  Joseph W. Pope (33)                               Chief Financial Officer and Senior Vice President,
  Senior Vice President and                         Southside Bancshares Corp. (Since April 1995); Vice
  Chief Financial Officer                           President, South Side National Bank in St. Louis.



                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The only class of the Registrant's common equity is common stock, $1.00 par value (the "Common Stock"). The number of shares of Common Stock of the Registrant outstanding at March 8, 1999 was 8,638,978 shares, and the market price for the Common Stock on March 23, 1999 was $11.625 bid; $12.125 asked.

         The information on page 27 of the Southside Bancshares Corp. 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.      SELECTED FINANCIAL DATA

         The information on page 5 of the Southside Bancshares Corp. 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information on pages 6 through 27 of the Southside Bancshares Corp. 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information on pages 16 and 17 of the Southside Bancshares Corp. 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information on pages 29 through 48 of the Southside Bancshares Corp. 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information on pages 4 through 6 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 22, 1999 is incorporated herein by reference. The information on page 14 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 22, 1999, with respect to compliance by the Registrant's officers and directors with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference. The required information regarding Southside's executive officers is contained in PART I in the item captioned "Executive Officers of the Registrant."


ITEM 11.     EXECUTIVE COMPENSATION

         The information on pages 7 through 11 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 22, 1999 is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 2 through 4 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 22, 1999, is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The information on page 14 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 22, 1999, is incorporated herein by reference.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following financial statements of Southside and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in Item 8.


         1.       Financial Statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets -
                           December 31, 1998 and 1997

                  Consolidated Statements of Income -
                           Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Shareholders' Equity and
                           Comprehensive Income Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows Years Ended December 31,
                           1998, 1997 and 1996

                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules:

                  All other schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

         3.       Exhibits:

                  3(a) Restated Articles of Incorporation of the Registrant filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-4/A on May 8, 1998, incorporated herein by reference.

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

                  10(a) Employment Agreement dated April 27, 1995 between Southside Bancshares Corp., South Side National Bank in St. Louis and Thomas M. Teschner, as amended, filed as Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended June 30, 1998, incorporated herein by reference.

                  10(b) Southside Bancshares Corp. 1993 Non-Qualified Stock Option Plan, filed as Exhibit 10(e) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.

                  10(c) Deferred Compensation Agreement dated April 25, 1996 between Thomas M. Teschner and Southside Bancshares Corp., as amended, filed as
Exhibit 10(c) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1998, incorporated herein by reference.

                  10(d) Southside Bancshares Corp. Deferred Compensation Plan for Directors filed as Exhibit 10(d) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.

                  10(e)    Southside Bancshares Corp. 1998 Stock Option Plan.

                  11 Computation of Net Income Per Common Share incorporated by reference to Note 11 of the Notes to the Consolidated Financial Statements.

                  13 Portions of the Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1998.

                  21       List of Subsidiaries.

                  23       Independent Auditors' Consent of KPMG LLP.

                  27       Financial Data Schedule.


(b)      Reports filed on Form 8-K:

                  The following reports on Form 8-K were filed for the three months ended December 31, 1998:

                  1     Form 8-K, dated October 5, 1998, reporting under Item 5
a news release announcing Registrant's three-for-one stock split payable in the form of a stock dividend on November 15, 1998 to shareholders of record on November 2, 1998.


            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SOUTHSIDE BANCSHARES CORP.




                         By /s/ Thomas M. Teschner
                           -------------------------------------------
                              Thomas M. Teschner
                              President and Chief Executive Officer
                              (Principal Executive Officer)
March 25, 1999


                         By  /s/ Joseph W. Pope
                           -------------------------------------------
                              Joseph W. Pope
                              Senior Vice President and Chief Financial Officer (Principal Financial Officer, Controller and Principal Accounting Officer)
March 25, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/ Howard F. Etling                           /s/ Joseph W. Beetz
------------------------------------         -----------------------------------
         Howard F. Etling                               Joseph W. Beetz
         Chairman of the Board                          Director

Date:  March 25, 1999                         Date:  March 25, 1999


     /s/ Thomas M. Teschner                         /s/ Douglas P. Helein
-----------------------------------          -----------------------------------
         Thomas M. Teschner                             Douglas P. Helein
         President, Chief Executive Officer             Director
         and Director

Date:  March 25, 1999                         Date:  March 25, 1999


     /s/ Norville K. McClain                        /s/ Earle J. Kennedy, Jr.
-----------------------------------          -----------------------------------
         Norville K. McClain                            Earle J. Kennedy, Jr.
         Director                                       Director

Date:  March 25, 1999                         Date:  March 25, 1999

     /s/ Daniel J. Queen                         /s/ Richard G. Schroeder, Sr.
-----------------------------------           ----------------------------------
         Daniel J. Queen                             Richard G. Schroeder, Sr.
         Director                                    Director

Date:  March 25, 1999                                Date:  March 25, 1999

                                  EXHIBIT INDEX
                                  -------------


REGULATION S-K
   EXHIBIT                                   DESCRIPTION                                         REPORT
     NO.                                     -----------                                          PAGE
--------------                                                                                     NO.
                                                                                                 ------

          3(a)             Restated Articles of Incorporation of the Registrant                    *
                           filed as Exhibit 3(a) to the Registrant's
                           Registration Statement on Form S-4/A on May 8, 1998,
                           incorporated herein by reference.

          3(b)             Restated Bylaws of the Registrant with amendments                       *
                           through December 28, 1995 filed as Exhibit 4(b) to
                           the Registrant's Registration Statement on Form S-8
                           on January 31, 1996, incorporated herein by
                           reference.

          4(a)             Rights Agreement dated as of May 27, 1993 between                       *
                           Registrant and Boatmen's Trust Company filed as
                           Exhibits 1 and 2 to Registrant's Registration
                           Statement on Form 8-A on June 1, 1993, incorporated
                           herein by reference.

          10(a)            Employment Agreement dated April 27, 1995 between                       *
                           Registrant, South Side National Bank in St. Louis and
                           Thomas M. Teschner, as amended, filed as Exhibit
                           10(a) to the Registrant's Report on Form 10-Q for the
                           quarterly period ended June 30, 1998, incorporated
                           herein by reference.

          10(b)            Southside Bancshares Corp. 1993 Non-Qualified Stock                     *
                           Option Plan, filed as Exhibit 10(e) to the
                           Registrant's Report on Form 10-K for the fiscal year
                           ended December 31, 1994, incorporated herein by
                           reference.

          10(c)            Deferred Compensation Agreement dated April 25, 1996                    *
                           between Thomas M. Teschner and Southside Bancshares
                           Corp., as amended, filed as Exhibit 10(c) to the
                           Registrant's Report on Form 10-Q for the quarterly
                           period ended September 30, 1998, incorporated herein
                           by reference.

          10(d)            Southside Bancshares Corp. Deferred Compensation Plan                   *
                           for Directors filed as Exhibit 10(d) to the
                           Registrant's Report on Form 10-K for the fiscal year
                           ended December 31, 1996, incorporated herein by
                           reference.

          10(e)            Southside Bancshares Corp. 1998 Stock Option Plan.

          11               Computation of Net Income Per Common Share                              *
                           incorporated by reference to Note 11 of the Notes to
                           the Consolidated Financial Statements.

          13               Portions of the Annual Report to Shareholders of the
                           Registrant for the fiscal year ended December 31,
                           1998

          21               List of Subsidiaries, filed herewith.

          23 Independent Auditors' Consent of KPMG LLP, filed herewith.

          27               Financial Data Schedule, filed herewith.

        *        Incorporated by reference.