Form 10-Q
period 1999-03-31
SOUTHSIDE BANCSHARES CORP
filed 1999-05-14
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        MARCH 31, 1999
                               -------------------------------------------------
                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                              ------------------------   -----------------------


Commission file number 0-10849

                           SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           MISSOURI                                      43-1262037
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI    63116
--------------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  (314) 776-7000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

         At MAY 12, 1999 , the number of shares outstanding of the registrant's common stock was 8,638,978.

                           SOUTHSIDE BANCSHARES CORP.


                                      INDEX
                                                                                        PAGE
                                                                                        ----
Part I.     FINANCIAL INFORMATION

                  Item 1.  Condensed Consolidated Financial Statements:

                               Condensed Consolidated Balance Sheets at
                                  March 31, 1999 and December 31, 1998                   3

                               Condensed Consolidated Statements of Income for
                                  the three months ended March 31, 1999 and
                                  March 31, 1998                                         4

                               Condensed Consolidated Statements of
                                 Shareholders' Equity and Comprehensive
                                 Income for the three months ended March
                                 31, 1999 and the year ended December 31,
                                 1998
                                                                                         5

                               Condensed Consolidated Statements of Cash Flows for
                                  the three months ended March 31, 1999 and
                                  March 31, 1998                                         6

                               Notes to Condensed Consolidated Financial Statements      7

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                 8

                  Item 3.  Quantitative and Qualitative Disclosures Regarding
                           Market Risk - There have been no material changes from the information provided in the 12/31/98 Annual
                           Report on Form 10-K.

Part II.  OTHER INFORMATION

                  Item 1.  Legal Proceedings                                            18

                  Item 5.  Other Information                                            18

                  Item 6.  Exhibits and Reports on Form 8-K                             18

                               Signatures                                               19

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                    (dollars in thousands except share data)
                                   (unaudited)





                                                                         MARCH 31,                  December 31,
                                    ASSETS                                 1999                        1998
                                                                        -----------                 ------------
Cash and due from banks                                                  $  17,111                   $  17,924
Federal funds sold                                                          44,300                      29,900
Investments in debt securities:
         Available for sale, at fair value                                 136,214                      97,895
         Held to maturity, at amortized cost
           (fair value of $78,683 in 1999, and $85,841 in 1998)             77,423                      84,036
                                                                         ---------                   ---------
                Total investments in debt securities                       213,637                     181,931
                                                                         ---------                   ---------
Loans, net of unearned discount                                            347,061                     356,988
   Less allowance for possible loan losses                                   6,286                       6,192
                                                                         ---------                   ---------
                 Loans, net                                                340,775                     350,796
                                                                         ---------                   ---------
Bank premises and equipment                                                 16,979                      16,152
Other assets                                                                13,363                      13,590
                                                                         ---------                   ---------
                 TOTAL ASSETS                                            $ 646,165                   $ 610,293
                                                                         =========                   =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                            $  68,401                   $  70,436
   Interest-bearing demand and savings                                     223,526                     207,762
   Time deposits                                                           236,882                     245,091
                                                                         ---------                   ---------
                 Total deposits                                            528,809                     523,289
Securities sold under agreements to repurchase                               2,752                       2,949
FHLB borrowings                                                             44,247                      14,287
Other liabilities                                                            4,991                       4,804
                                                                         ---------                   ---------
                 Total liabilities                                         580,799                     545,329
                                                                         ---------                   ---------
Commitments and contingent liabilities
Shareholders' equity:
   Cumulative preferred stock, no par value, 1,000,000 shares
       Authorized and unissued                                                  --                          --
   Common stock, $1 par value, 15,000,000 shares authorized,
       8,985,378 shares issued and outstanding in 1999 and 1998              8,985                       8,985
Surplus                                                                      5,305                       5,248
Retained earnings                                                           56,178                      55,249
Unearned ESOP shares                                                        (1,137)                     (1,186)
Treasury stock, at cost, 346,400 and 324,020 shares in
        1999 and 1998, respectively                                         (3,865)                     (3,590)
Accumulated other comprehensive income (loss)                                 (100)                        258
                                                                         ---------                   ---------
                 Total shareholders' equity                                 65,366                      64,964
                                                                         ---------                   ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 646,165                   $ 610,293
                                                                         =========                   =========

See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (dollars in thousands except share data)
                                   (unaudited)


                                                                    1999                           1998
                                                                   ------                         ------
INTEREST INCOME:
  Interest and fees on loans                                        $ 7,471                       $ 7,176
  Interest on investments in debt securities:
      Taxable                                                         2,265                         2,249
      Exempt from Federal income taxes                                  406                           325
  Interest on Federal funds sold                                        305                           270
                                                                     ------                        ------
           TOTAL INTEREST INCOME                                     10,447                        10,020
                                                                     ------                        ------

INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits            1,479                         1,552
  Interest on time deposits                                           3,029                         3,029
  Interest on securities sold under agreements to repurchase             29                            56
  Interest on FHLB borrowings                                           209                             -
                                                                     ------                             -
           TOTAL INTEREST EXPENSE                                     4,746                         4,637
                                                                     ------                         -----
           NET INTEREST INCOME                                        5,701                         5,383
Provision for possible loan losses                                       15                            15
                                                                     ------                         -----
           NET INTEREST INCOME AFTER PROVISION
FOR POSSIBLE LOAN LOSSES                                              5,686                         5,368
                                                                     ------                         -----

NONINTEREST INCOME:
  Trust fees                                                            296                           263
  Service charges on deposit accounts                                   344                           313
  Gains on the sales of loans                                           122                            17
  Other                                                                 168                           133
                                                                     ------                         -----
         TOTAL NONINTEREST INCOME                                       930                           726
                                                                     ------                         -----
NONINTEREST EXPENSES:
  Salaries and employee benefits                                      2,236                         2,012
  Net occupancy and equipment expense                                   641                           536
  Data processing                                                       187                           111
  Other                                                               1,333                         1,158
                                                                     ------                         -----
    TOTAL NONINTEREST EXPENSES                                        4,397                         3,817
                                                                     ------                         -----

    INCOME BEFORE FEDERAL INCOME TAX EXPENSE                          2,219                         2,277
Federal income tax expense                                              617                           639
                                                                     ------                        ------
         NET INCOME                                                  $1,602                        $1,638
                                                                     ======                        ======

SHARE DATA:
        Earnings per common share - basic                             $0.19                         $0.20
                                                                       ====                          ====
        Earnings per common share - diluted                           $0.19                         $0.20
                                                                       ====                          ====
        Dividends paid per common share                               $0.08                         $0.07
                                                                       ====                          ====
        Average common shares outstanding                         8,399,066                     8,118,576
                                                                  =========                     =========
        Average common shares outstanding, including
            potentially dilutive shares                           8,621,121                     8,350,689
                                                                  =========                     =========




See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 1999
                        AND YEAR ENDED DECEMBER 31, 1998
                    (dollars in thousands, except share data)

                                                                                                  Accumulated
                                                                             Unearned              Other Com-
                                            Common               Retained      ESOP      Treasury  prehensive
                                            Stock     Surplus    Earnings     Shares      Stock      Income   Total
                                            -----     -------    --------     ------      -----      ------    -----
BALANCE AT DECEMBER 31, 1997              $ 8,577    $    305    $ 50,841    $ (1,384)   $(1,820)    $134    $56,653
Comprehensive income:
      Net income                               --          --       6,810          --         --       --      6,810
      Change in net unrealized gain
         (loss) on available for sale
         securities, net of tax effect         --          --          --          --         --      124        124
                                          -------    --------    --------    --------    -------     ----    -------
             Total comprehensive income        --          --       6,810          --         --      124      6,934
Cash dividends paid ($.29 per share)                               (2,402)         --         --       --     (2,402)
Allocation of 37,062 shares to ESOP            --          --
      Participants                             --         263          --         198                  --        461
Stock options exercised                        --         (90)         --          --         90       --         --
Issuance of 408,348 common shares
          in acquisition                      408       4,770          --          --         --       --      5,178
Purchase 140,000 common shares
     for treasury                              --          --          --          --     (1,860)      --     (1,860)
                                          -------    --------    --------    --------    -------     ----    -------
BALANCE AT DECEMBER 31, 1998                8,985       5,248      55,249      (1,186)    (3,590)     258     64,964
Comprehensive income:
      Net income                               --          --       1,602          --         --       --      1,602
      Change in net unrealized gain
         (loss) on available for sale
         securities, net of tax effect         --          --          --          --         --     (358)      (358)
                                          -------    --------    --------    --------    -------     ----    -------
             Total comprehensive income        --          --       1,602          --         --     (358)     1,244
Cash dividends paid ($.08 per share)           --          --        (673)         --         --       --       (673)
Allocation of 9,265 shares to ESOP
      Participants                             --          57          --          49         --       --        106
Purchase 22,380 common shares
      for treasury                             --          --          --          --       (275)      --       (275)
                                          -------    --------    --------    --------    -------    -----    -------
BALANCE AT MARCH 31, 1999                 $ 8,985    $  5,305    $ 56,178    $ (1,137)   $(3,865)   $(100)   $65,366
                                          =======    ========    ========    ========    =======    =====    =======


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (dollars in thousands)
                                   (unaudited)

                                                                                     1999            1998
                                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $ 1,602         $1,638
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                                   540            278
        Provision for possible loan losses                                               15             15
        Gains on sale of loans                                                         (122)           (17)
        Other operating activities, net                                                 588          1,025
                                                                                    -------         ------
          Total adjustments                                                           1,021          1,301
   Originations of loans for sale                                                    (8,590)        (1,803)
   Proceeds from sale of loans                                                        7,712          1,263
                                                                                    -------         ------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,745          2,399
                                                                                    -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net increase in Federal funds sold                                          (14,400)            --
        Proceeds from maturities of and principal payments
        on debt securities                                                           15,229         17,933
        Purchases of debt securities                                                (47,650)       (19,007)
        Net decrease in loans                                                        10,871          1,335
        Recoveries of loans previously charged off                                      135             94
        Purchases of bank premises and equipment                                     (1,097)          (756)
        Proceeds from sales of other real estate owned and
        other foreclosed property                                                        19              --
                                                                                   --------          ------
           NET CASH USED IN INVESTING ACTIVITIES                                    (36,893)           (401)
                                                                                   --------          -----

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in demand and savings deposits                       13,729           (924)
        Net decrease in time deposits                                                (8,209)        (1,540)
        Net decrease in securities sold under agreements to repurchase                 (197)        (1,073)
        Net increase in FHLB borrowings                                              29,960             --
        Purchases of treasury stock                                                    (275)          (176)
        Cash dividends paid                                                            (673)          (541)
                                                                                     ------         ------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      34,335         (4,254)
                                                                                     ------         ------
            NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (813)        (2,256)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       17,924         18,302
                                                                                     ------         ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $17,111        $16,046
                                                                                    =======        =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits and borrowings                                            $4,970        $ 4,548
      Income taxes                                                                      100             75
                                                                                     ======        =======

   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                    $   --        $    21
                                                                                    =======        =======


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (unaudited)

BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

SEGMENT INFORMATION
         The responsibility for management of the subsidiary banks remains with the officers and directors of the respective banks. The financial performance of the Company is measured internally by subsidiary bank results and key performance measures. The following table shows the financial information of the Company's subsidiary banks for the first quarter of 1999 and 1998. The "Other" column includes the Parent Company and all intercompany elimination entries.


                                                             (dollars in thousands)
                                                         THREE MONTHS ENDED MARCH 31, 1999
                                     SSNB         SBJC        BSG         BSCC        OTHER      CONSOLIDATED
                                     ----         ----        ---         ----        -----      ------------
RESULTS OF OPERATIONS
Net interest income                $  3,750     $   560     $   872     $   545     $   (26)     $  5,701
Provision for possible loan losses       --          15          --          --          --            15
Noninterest income                      675          56         104          62          33           930
Noninterest expense                   2,815         352         457         347         426         4,397
Income taxes                            410          80         152          85        (110)          617
Net income                            1,200         169         367         175        (309)        1,602
AVERAGE BALANCES
Loans                              $228,190     $39,428     $50,357     $36,945     $(1,384)     $353,536
Assets                              399,009      60,377      90,072      57,129        (702)      605,885
Deposits                            336,055      54,082      78,323      51,771         (98)      520,133
FINANCIAL RATIOS
Return on assets                       1.20%       1.12%       1.63%       1.23%         --          1.06%
Return on equity                      10.76%      11.31%      15.97%      13.97%         --          9.82%
Net interest margin                    4.42%       4.10%       4.32%       3.96%         --          4.14%


                                                            (dollars in thousands)
                                                       Three Months ended March 31, 1998
                                     SSNB         SBJC        BSG         BSCC        Other      Consolidated
                                     ----         ----        ---         ----        -----      ------------
RESULTS OF OPERATIONS
Net interest income                $  3,427     $   597     $   874     $   518     $   (33)     $  5,383
Provision for possible loan losses       --          15          --          --          --            15
Noninterest income                      488          52         101          67          18           726
Noninterest expense                   2,289         338         439         340         411         3,817
Income taxes                            413          96         156          82        (108)          639
Net income                            1,213         200         380         163        (318)        1,638
AVERAGE BALANCES
Loans                              $195,665     $41,298     $53,553     $36,289     $(1,581)     $325,224
Assets                              346,422      59,095      89,593      54,467       1,652       551,229
Deposits                            302,172      52,734      79,244      49,503      (1,100)      482,553
FINANCIAL RATIOS
Return on assets                       1.40%       1.35%       1.70%       1.20%         --          1.19%
Return on equity                      13.98%      13.49%      15.83%      14.50%         --         11.45%
Net interest margin                    4.50%       4.40%       4.34%       3.83%         --          4.31%

 ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the three months ended March 31, 1999 and 1998.

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

                              FINANCIAL HIGHLIGHTS
                     COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)

                                                              THREE MONTHS ENDED   Twelve Months Ended    Three Months Ended
                                                                MARCH 31, 1999      December 31, 1998       March 31, 1998
                                                                --------------      -----------------       --------------
EARNINGS
   Total interest income                                           $ 10,447           $  42,227               $ 10,020
   Total interest expense                                             4,746              19,857                  4,637
                                                                   --------           ---------               --------
   Net interest income                                                5,701              22,370                  5,383
                                                                   --------           ---------               --------
   Net interest income after provision for
      possible loan losses                                          $ 5,686           $  22,308               $  5,368
                                                                   ========           =========               ========
Net income                                                          $ 1,602           $   6,810               $  1,638
                                                                   ========           =========               ========
SHARE DATA
   Earning per common share:
     Basic                                                          $  0.19               $0.82                 $ 0.20
     Diluted                                                           0.19                0.80                    .20
   Dividends paid per common share                                      .08                0.29                    .07
   Book value                                                          7.76                7.70                   7.11
   Tangible book value                                                 7.27                7.26                   7.08
   Shares outstanding (period-end)(1)                             8,638,978           8,661,358              8,378,010
   Average shares outstanding                                     8,399,066           8,297,250              8,118,576
   Average shares outstanding, including
     Potentially dilutive shares                                  8,621,121           8,554,635              8,350,689


FINANCIAL POSITION
   Total assets                                                    $646,165            $610,293               $548,243
   Total deposits                                                   528,809             523,289                480,899
   Total loans, net of unearned discount                            347,061             356,988                325,467
   Allowance for possible loan losses                                 6,286               6,192                  6,058
   Securities sold under agreements to repurchase                     2,752               2,949                  4,260
   FHLB borrowings                                                   44,247              14,287                     --
   Total shareholders' equity                                        65,366              64,964                 57,713

                                SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.


                                                            THREE MONTHS ENDED         Twelve Months Ended     Three Months Ended
                                                             MARCH 31, 1999(2)          December 31, 1998       March 31, 1998(2)
                                                             -----------------          -----------------       -----------------

   Loan-to-deposit ratio                                          65.63%                   68.22%                    67.68%
   Allowance for possible loan losses to total loans                1.81                     1.73                     1.86
   Dividend payout ratio(3)                                        42.11                    39.02                    33.06
   Return on average assets                                         1.06                     1.15                     1.19
   Return on average shareholders' equity                           9.82                    11.12                    11.45
   Net interest margin on average
      interest-earning assets                                       4.14                     4.15                     4.31
   Average shareholders' equity to average total
      Assets                                                       10.77                    10.38                    10.38
   Tier I leverage capital to adjusted total
      consolidated assets less intangibles                         10.04                    10.01                    10.41
   Tier I capital to risk-weighted assets                          16.57                    16.15                    16.57
   Total capital to risk-weighted assets                           17.83                    17.41                    17.83



(1) Shares outstanding at March 31, 1999, December 31, 1998 and March 31, 1998 include 213,107, 222,372, 250,167 shares, respectively, held by the ESOP which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.
(2) Statistical information is annualized where applicable.
(3) Dividends paid per common share divided by basic earnings per common share.

                               FINANCIAL POSITION

Total consolidated assets of the Company have increased $35,872,000 during 1999 to $646,165,000 at March 31, 1999 compared to $610,293,000 at December 31, 1998.
This increase was largely due to a $30,000,000 leverage strategy employed by the Company to enhance return on equity. Total consolidated assets of the Company have also increased $97,922,000 since the end of the first quarter of 1998. This increase was largely the result of an increase in total assets at South Side National Bank in St. Louis, attributable to the aforementioned leverage strategy and the acquisition of Public Service Bank, FSB (PSB). On June 29, 1998, the Company acquired and merged PSB with South Side National Bank in St. Louis. As of the purchase date, PSB had total assets of $73,731,000, total loans of $46,318,000, and total deposits of $55,264,000. PSB had three offices in the St. Louis metropolitan area. The Company paid approximately $3,456,000 in cash and 408,348 shares of common stock to acquire PSB, in a transaction accounted for under the purchase method of accounting.

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



                                                                             (in thousands)
                                                   MARCH 31, 1999           December 31, 1998           March 31, 1998
                                                   --------------           -----------------           --------------

      Commercial, financial and agricultural          $ 66,823                  $ 68,166                   $ 72,255
      Real estate-commercial                           109,689                   115,214                     97,633
      Real estate-construction                          22,831                    21,993                     29,455
      Real estate-residential                          116,957                   119,917                     91,529
      Consumer                                          22,021                    22,219                     24,017
      Industrial revenue bonds                           3,409                     4,717                      5,238
      Other                                              5,331                     4,762                      5,340
                                                      --------                  --------                   --------
                                                      $347,061                  $356,988                   $325,467
                                                      ========                  ========                   ========


         The Company's loan portfolio totaled $347,061,000 at March 31, 1999, which represents a decrease of $9,927,000, or 2.8%, since December 31, 1998. This decrease was due in part to a continued decline in residential real estate loans. The current interest rate environment continues to attract borrowers to long-term fixed rate financing which is then sold in the secondary market. The remainder of the decline was in the commercial real estate portfolio, which was largely the result of the payoff of two commercial loans.

                  SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                                            (in thousands)
                                                THREE MONTHS ENDED       Twelve Months Ended      Three Months Ended
                                                  MARCH 31, 1999          December 31, 1998         March 31, 1998
                                               --------------------     -----------------------    ----------------
BALANCE AT BEGINNING OF PERIOD                        $6,192                    $6,120                   $6,120
Provision charged to expense                              15                        62                       15
Loans charged off                                        (56)                     (536)                    (171)
Recoveries                                               135                       289                       94
Balance of allowance for possible loan
  losses of PSB at date of acquisition                    --                       257                       --
                                                      ------                    ------                   ------
BALANCE AT END OF PERIOD                              $6,286                    $6,192                   $6,058
                                                      ======                    ======                   ======

         The balance of the allowance for possible loan losses increased by $94,000 during the first three months of 1999, due in large part to recoveries of loans previously charged off exceeding charge offs for the quarter. In addition, the Company recorded a provision for possible loan losses during the first quarter of $15,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover actual and potential losses in the loan portfolio under current conditions. The ratio of allowance for possible loan losses as a percentage of total loans was 1.81% as of March 31, 1999 compared to 1.73% and 1.86% at December 31, 1998 and March 31, 1998, respectively.

                              NONPERFORMING ASSETS

                                                                    (dollars in thousands)

                                               MARCH 31, 1999    December 31, 1998    March 31, 1998
                                               --------------    -----------------    --------------

Nonaccrual loans                                  $5,339             $3,189              $2,957
Loans past due 90 days or more and still
   accruing interest                                 767              1,361                 255
                                                  ------             ------              ------
       TOTAL NONPERFORMING LOANS                   6,106              4,550               3,212
Other real estate owned                              867                886               1,043
                                                  ------             ------              ------
       TOTAL NONPERFORMING ASSETS                 $6,973             $5,436              $4,255
                                                  ======             ======              ======

RATIOS:
  Total nonperforming loans as % of total loans     1.76%              1.27%               0.99%
  Nonperforming assets as % of total loans and
    other real estate owned                         2.00               1.52                1.30
  Nonperforming assets as % of total assets         1.08               0.89                0.78




         Nonperforming assets totaled $6,973,000 or 1.08% of total assets at March 31, 1999 compared to $5,436,000 or 0.89% and $4,255,000 or 0.78% at
December 31, 1998 and March 31, 1998, respectively. Fluctuations in the level of nonperforming assets are a normal part of the Company's business, however, management is cognizant of the need to continually ensure that nonperforming assets remain at acceptably low levels.

         Current standards require that a loan be reported as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's loan policy generally requires that a credit meeting the above criteria be placed on nonaccrual status; however, loans which are past due more than 90 days as to payment of principal or interest are also considered to be impaired. These loans are included in the total of nonperforming assets. Loans past due less than 90 days are generally not considered impaired; however, a loan which is current as to payments may be determined by management to demonstrate some of the characteristics of an impaired loan. In these cases, the loan is classified as impaired while management evaluates the appropriate course of action. The Company's primary basis for measurements of impaired loans is the collateral underlying the identified loan.

         Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of March 31, 1999, there were no concentrations of loans exceeding 10% of total loans which were not disclosed as a category of loans detailed on page 10.

INVESTMENTS IN DEBT SECURITIES
         Investments in debt securities have increased $31,706,000 since December 31, 1998 due to a second return on equity enhancement strategy employed by the Company's lead bank. To utilize a portion of such bank's excess capital capacity, the bank borrowed approximately $30,000,000 in FHLB advances to fund the purchase of mortgage-backed securities. The strategy was executed at the end of the first quarter, and the resulting income and expense will be realized in future quarters. In 1998, the Company implemented a similar $10,000,000 strategy. Overall, the investment portfolio contains a mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution.

DEPOSITS
         Total deposits decreased $5,520,000 during the first quarter of 1999 primarily as a result of a decrease in certificates of deposit. This decline is largely the result of the Company's subsidiary banks being less aggressive with respect to the interest rates being paid on deposits than some of their competitors.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
         Securities sold under agreements to repurchase (REPOs) declined $197,000 during the first quarter of 1999, due to normal daily fluctuations in the balances of the underlying accounts. The majority of the Company's REPOs are used by larger commercial customers as a daily cash management tool, therefore, depending on their individual liquidity positions, the balances in these accounts can vary considerably.

FHLB BORROWINGS
         The $29,960,000 increase in FHLB borrowings was due to $30,000,000 in FHLB borrowings obtained as part of the aforementioned return on equity enhancement strategy.

ASSET/LIABILITY MANAGEMENT
         As reflected on the Repricing and Interest Rate Sensitivity Analysis below, the Company has a reasonably well balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.14x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors, which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                             (dollars in thousands)
                                 MARCH 31, 1999


                                                                           Over              Over
                                                                         3 months           1 year
                                                        3 months          through           through        Over
                                                        or less          12 months          5 years       5 years        Total
                                                        -------          ---------          -------       -------        -----
Interest-earning assets:
    Federal funds sold                                  $44,300           $    --          $     --      $     --       $ 44,300
    Investments available-for-sale                       21,286            21,829            46,625        46,474        136,214
    Investments held-to-maturity                          6,172            16,059            34,633        20,559         77,423
    Loans, net of unearned discount (1)                 193,944            46,707            72,840        33,570        347,061
                                                        -------            ------           -------        ------        -------
        Total interest-earning assets                   265,702            84,595           154,098       100,603        604,998
                                                        -------            ------           -------       -------        -------

Cumulative interest-earning assets                      265,702           350,297           504,395       604,998        604,998
                                                        -------           -------           -------       -------        -------

Interest-bearing liabilities:
    Interest-bearing demand deposits                     54,722            31,270            39,086        31,270        156,348
    Savings deposits                                     23,512            13,436            16,794        13,436         67,178
    Time deposits under $100,000                         45,920            83,564            61,178            --        190,662
    Time deposits $100,000 and over                      13,013            28,938             4,269            --         46,220
    Securities sold under agreements
        to repurchase                                     2,752                --                --            --          2,752
    FHLB borrowings                                          --            10,000            34,247            --         44,247
                                                        -------           -------           -------      --------       --------
        Total interest-bearing liabilities              139,919           167,208           155,574        44,706        507,407
                                                        -------           -------           -------      --------        -------

Cumulative interest-bearing liabilities                 139,919           307,127           462,701       507,407        507,407
                                                        -------           -------           -------       -------        -------
Gap analysis:
    Interest sensitivity gap                           $125,783          $(82,613)         $ (1,476)     $ 55,897       $ 97,591
                                                       ========          ========          ========      ========       ========
    Cumulative interest
        Sensitivity gap                                $125,783          $ 43,170          $ 41,694      $ 97,591       $ 97,591
                                                       ========          ========          ========      ========       ========
Cumulative gap ratio of interest-
    Earning assets to interest-bearing
    Liabilities                                           1.90x             1.14x             1.09x         1.19x          1.19x


(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES
         The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 17.83%, 17.41% and 17.83% as of March 31, 1999, December 31, 1998, and March 31, 1998, respectively, which included Tier I capital ratios of 16.57%, 16.15%, and 16.57%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

         In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized holding gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 10.04%, 10.01%, and 10.41% at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY
         Net income was $1,602,000 for the three months ended March 31, 1999 compared to $1,638,000 for the three months ended March 31, 1998, which represents a $36,000 or a 2% decrease over the prior year. The decrease was largely due to an increase in personnel expense, costs associated with new facilities, and expenses associated with Y2K testing and preparedness.

         Diluted earnings per common share were $0.19 for the first three months of 1999 compared to $0.20 for the first three months of 1998. Net income for the first three months of 1999 resulted in an annualized return on average assets
(ROA) of 1.06% compared to 1.15% in the prior year, and an annualized return on average shareholders' equity (ROE) of 9.82% compared to 11.12% in the prior year. ROE continues to be negatively impacted by the Company's strong equity position, and was a major factor in the Company's decision to implement the $30 million return on equity enhancement strategy.

NET INTEREST INCOME
         As reflected in the Selected Statistical Information table on the following page, net interest income on a tax-equivalent basis increased by $274,000 in the first three months of 1999 when compared to the first three months of 1998. Net interest income increased because of the increase in earning assets attributable to the PSB acquisition. This increase in earning assets was partially offset by a decrease in the Company's net interest margin to 4.14% in the first quarter of 1999, compared to 4.31% in the first quarter of the prior year. During the first quarter, the Company's net interest margin was negatively effected by a highly competitive lending environment. This trend will likely continue throughout 1999, as the leverage strategy implemented at the end of the first quarter begins to produce income in subsequent quarters. While the leverage strategy will have a positive effect on both earnings and return on equity, the impact on the net interest margin will be negative, as the spread, or difference, between the interest earned or the assets purchased and the borrowed funds will be less than the Company's current net interest margin.

                        SELECTED STATISTICAL INFORMATION

THE FOLLOWING IS SELECTED STATISTICAL INFORMATION FOR SOUTHSIDE BANCSHARES CORP.
                               AND SUBSIDIARIES.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES
                           AND INTEREST DIFFERENTIAL

    CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES
                             (DOLLARS IN THOUSANDS)

                          THREE MONTHS ENDED MARCH 31,

------------------------------------------------------------------------------------------------------------------------------------
                                                                    1999                                    1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                AVERAGE                     Interest         Average
                                                                   INTEREST      RATES                      Income\           Rates
                                                      AVERAGE       INCOME\     EARNED\      Average        Expense          Earned\
                                                      BALANCE       EXPENSE     PAID(3)      Balance        -------          Paid(3)
                                                      -------       -------     -------      -------                         -------

                         ASSETS
Loans, net of unearned discount (1) (2) (3)         $353,536      $  7,433       8.41%      $325,224       $   7,224          8.89%
Investments in debt securities:
   Taxable(4)                                        154,108         2,265       5.88        150,417           2,249          5.98
   Exempt from Federal income tax (3) (4)             31,789           615       7.74         23,633             492          8.33
Short-term investments                                27,325           305       4.46         20,438             270          5.28
                                                      ------        ------       ----        -------           -----          ----
      Total interest-earning assets/interest
income/overall yield (3)                             566,758        10,618       7.49        519,712          10,235          7.88
                                                                    ------       ----                         ------          ----
Allowance for possible loan losses                    (6,220)                                 (6,079)
Cash and due from banks                               16,853                                  15,281
Other assets                                          28,494                                  22,315
                                                    --------                               ---------
         TOTAL ASSETS                               $605,885                               $ 551,229
                                                    --------                               ---------

    LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits        $214,445         1,479       2.76%     $ 198,194           1,552          3.13%
Time deposits                                        241,331         3,029       5.02        227,884           3,029          5.32
Short-term borrowings                                  2,790            29       4.16          5,095              56          4.40
Other borrowings                                      14,606           209       5.72             --              --            --
                                                    --------      --------                 ---------        --------
Total interest-bearing liabilities/interest-
      expense/overall rate                           473,172         4,746       4.01                          4,637          4.30
Non-interest-bearing demand deposits                  64,357                                 431,173
Other liabilities                                      3,125                                  56,475
Shareholders' equity                                  65,231                                   6,352
                                                     -------
        TOTAL LIABILITIES AND SHAREHOLDERS'         $605,885                                  57,229
                                                     =======                                --------
EQUITY                                                                                      $551,229
                                                                                            ========

NET INTEREST INCOME                                                $5,872                                      $5,598
                                                                   ======                                      ======
NET INTEREST MARGIN ON AVERAGE                                                   4.14%                                        4.31%
INTEREST-EARNING ASSETS                                                          ====                                         ====


(1)      Interest income includes loan origination fees.
(2)      Average balance includes nonaccrual loans.
(3)      Interest yields are presented on a tax-equivalent basis.
(4)      Includes investments available-for-sale.

PROVISION FOR POSSIBLE LOAN LOSSES
         The provision for possible loan losses remained at a relatively low level of $15,000 during the first quarter of 1999. Based on the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses. Management will continue to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.

NONINTEREST INCOME
         Noninterest income increased $204,000 during the first quarter of 1999 in comparison to the first quarter of the prior year. The increase was due to increases in all categories of noninterest income. Trust fees increased due to growth in the personal trust business; service charges increased due to the addition of the PSB accounts during 1998; and gains on sales of loans increased due to the mortgage operation acquired in the PSB acquisition.

NONINTEREST EXPENSE
         Noninterest expense for the first quarter of 1999 increased $580,000 when compared to the first quarter of the prior year, as a result of increases in all categories of noninterest expenses. The increase in salaries and employee benefits expense was due, in part, to normal pay increases, as well compensation expense related to the two branches acquired in the PSB acquisition, the new facility opened in January, and salaries and commissions relating to the secondary market mortgage operation. The increase in occupancy and equipment expenses were also attributable to the operation of the three additional facilities during 1999. The increase in data processing expense was also due in part to the additional locations, as well as costs incurred which were related to Y2K testing and preparedness. The increase in other noninterest expense also related to the additional locations including advertising, supplies, telecommunication costs and goodwill amortization.

INCOME TAXES
         Federal income tax expense for the first quarter of 1999 was $617,000 compared to $639,000 in the first quarter of 1998. The Company's effective tax rate decreased to 27.81% for the first quarter of 1999, compared to 28.06% for the first quarter of 1998. This decrease was due to the net effect of an increase in tax exempt income, which was partially offset by an increase in goodwill amortization, which is a nondeductible expense for tax purposes.

EFFECT OF NEW ACCOUNTING STANDARDS
         Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999 with earlier adoption permitted. The Company is currently evaluating SFAS 133's effect on its consolidated financial statements.

THE YEAR 2000 ISSUE
         The Year 2000 issue relates to computer programs and systems that have used a two-digit field rather than a four-digit field to represent the year. Therefore, these programs do not properly recognize a year that begins with "20" instead of "19". The risk of a system failure and data processing errors may be the result of this programming logic. Management has implemented a company-wide initiative for preparing its systems, applications and equipment for functionality in the Year 2000 and beyond. The Company's Year 2000 project consists of five phases including awareness, assessment, renovation, testing and implementation, all of which are well underway.

         The Company continues to monitor efforts to ready internal systems for the Year 2000. Highest priority has been assigned to those systems determined to be critical to the ongoing operations of the Company. Programming changes and testing of critical systems, applications, and equipment are scheduled to be substantially completed by the second quarter of 1999. If modifications to existing systems and conversions to new systems proceed as scheduled, management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company.

         The Company modified its credit risk assessment to include the consideration of incremental risk that may be posed by customer's inability, if any, to address Year 2000 issues. Management presently believes this risk to be manageable, and continues to monitor customer's efforts to prepare for the Year 2000. Additionally, the Company has implemented a process for assessing the readiness of its major vendors, suppliers and business partners. There can be no guarantee however, that the systems of these outside parties will be remediated on a timely basis or that a failure to remediate by one of these parties would not have a material adverse effect on the Company.

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

         To date, the Company and its subsidiaries have incurred approximately $300,000 in direct costs associated with Year 2000 readiness efforts. The Company estimates that total expenditures will approximate $350,000 through the Year 2000. This includes external costs that will be expensed, as well as new hardware and software totaling approximately $250,000, which will be capitalized. Funding for costs associated with Year 2000 efforts will be derived from normal operating cash flow. As a result, Year 2000 expenses are not expected to a have a material effect on the Company's results of operations.

         The foregoing discussion of Year 2000 issues is based on management's most current estimates. These estimates utilize multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, third party efforts, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual costs and results could differ materially from the estimates currently anticipated by the Company.

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






                                                                         Book                          Dividends Paid Per
                                   High Bid      Low Bid      Close      Value           Market/Book      Common Share
                                   --------      -------      -----      -----           -----------      ------------
1ST QUARTER - 1999                   $13.00       $10.75     $11.625      $7.76              149.81%         $ 0.080

4th Quarter - 1998                    15.00        11.75      12.25        7.70              159.09            0.080
3rd Quarter - 1998                    13.00        11.17      12.375       7.63              162.19            0.073
2nd Quarter - 1998                    14.92        12.08      12.08        7.48              161.50            0.070
1st  Quarter - 1998                   12.58        11.42      12.58        7.11              176.93            0.067


PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         In the normal course of business, the Company had certain routine lawsuits pending at March 31, 1999. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                  Reports on 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SOUTHSIDE BANCSHARES CORP.
                           ----------------------------------------------------





May 14, 1999               /s/ Thomas M. Teschner
                           ----------------------------------------------------
                           Thomas M. Teschner
                           President
                           (Principal Executive Officer)




May 14, 1999               /s/ Joseph W. Pope
                           ----------------------------------------------------
                           Joseph W. Pope
                           Senior Vice President and Chief
                           Financial Officer (Principal Financial
                           Officer, Controller, and Principal
                           Accounting Officer)