Form 10-Q
period 1999-06-30
SOUTHSIDE BANCSHARES CORP
filed 1999-08-13
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    JUNE 30, 1999
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________ to _______________________

Commission file number 0-10849

     SOUTHSIDE BANCSHARES CORP.
(Exact name of registrant as specified in its charter)


       MISSOURI                          43-1262037
-------------------------------  -------------------------
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI 63116
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     ----        ----

     At AUGUST 12, 1999, the number of shares outstanding of the registrant's common stock was 8,624,978.

                           SOUTHSIDE BANCSHARES CORP.

                                     INDEX

                                                                               PAGE
                                                                              ------
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets at
                      June 30, 1999 and December 31, 1998                         3

                    Condensed Consolidated Statements of Income for
                      the six months and three months ended
                      June 30, 1999 and June 30, 1998                             4

                    Condensed Consolidated Statements of Shareholders'
                      Equity and Comprehensive Income for the six
                      months ended June 30, 1999 and the year ended
                      December 31, 1998                                           5

                    Condensed Consolidated Statements of Cash Flows for
                      the six months ended June 30, 1999 and
                      June 30, 1998                                               6

                    Notes to Condensed Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   9

         Item 3.  Quantitative and Qualitative Disclosures
                  Regarding Market Risk - There have been no material changes from the information provided in the 12/31/98 Annual Report on Form 10-K.

Part II.  OTHER INFORMATION


         Item 1.  Legal Proceedings                                              19

         Item 4.  Submission of Matters to a Vote of Security Holders            19

         Item 6.  Exhibits and Reports on Form 8-K                               20

                  Signatures                                                     21

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                    (dollars in thousands except share data)
                                  (unaudited)


                                                                JUNE 30,   December 31,
                                                                  1999         1998
                                                                --------   -------------
                                 ASSETS
Cash and due from banks                                         $ 20,223      $ 17,924
Federal funds sold                                                25,150        29,900
Investments in debt securities:
    Available for sale, at fair value                            147,165        97,895
    Held to maturity, at amortized cost
    (fair value of $73,144 in 1999, and $85,841 in 1998)          72,779        84,036
                                                                --------      --------
      Total investments in debt securities                       219,944       181,931
                                                                --------      --------
Loans, net of unearned discount                                  340,646       356,988
  Less allowance for possible loan losses                          6,138         6,192
                                                                --------      --------
      Loans, net                                                 334,508       350,796
                                                                --------      --------
Bank premises and equipment                                       17,289        16,152
Other assets                                                      14,861        13,590
                                                                --------      --------
      TOTAL ASSETS                                              $631,975      $610,293
                                                                ========      ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                    $ 69,813      $ 70,436
  Interest-bearing demand and savings                            219,310       207,762
  Time deposits                                                  227,972       245,091
                                                                --------      --------
      Total deposits                                             517,095       523,289
Securities sold under agreements to repurchase                     2,351         2,949
FHLB borrowings                                                   44,205        14,287
Other liabilities                                                  4,164         4,804
                                                                --------      --------
      Total liabilities                                          567,815       545,329
                                                                --------      --------
Commitments and contingent liabilities
Shareholders' equity:
  Cumulative preferred stock, no par value, 1,000,000 shares
    authorized and unissued                                            -             -
  Common stock, $1 par value, 15,000,000 shares authorized,
    8,985,378 shares issued and outstanding in 1999 and 1998       8,985         8,985
Surplus                                                            5,361         5,248
Retained earnings                                                 56,933        55,249
Unearned ESOP shares                                              (1,087)       (1,186)
Treasury stock, at cost, 360,400 and 324,020 shares in
    1999 and 1998, respectively                                   (4,026)       (3,590)
Accumulated other comprehensive income (loss)                     (2,006)          258
                                                                --------      --------
      Total shareholders' equity                                  64,160        64,964
                                                                --------      --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $631,975      $610,293
                                                                ========      ========

See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                    (dollars in thousands except share data)
                                  (unaudited)


                                                               SIX MONTHS ENDED      THREE MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                                 1999       1998       1999       1998
                                                                ------     ------     ------     ------
INTEREST INCOME:
  Interest and fees on loans                                $  14,671  $  14,285  $   7,200  $   7,126
  Interest on investments in debt securities:
    Taxable                                                     4,981      4,504      2,716      2,255
    Exempt from Federal income taxes                              819        696        413        371
  Interest on short-term investments                              711        592        406        322
                                                            ---------  ---------  ---------  ---------
    TOTAL INTEREST INCOME                                      21,182     20,077     10,735     10,074
                                                            =========  =========  =========  =========
INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits      3,021      3,140      1,542      1,588
  Interest on time deposits                                     5,901      5,989      2,872      2,960
  Interest on securities sold under agreements to repurchase       61        102         32         46
  Interest on FHLB borrowings                                     787         93        578         93
                                                            ---------  ---------  ---------  ---------
    TOTAL INTEREST EXPENSE                                      9,770      9,324      5,024      4,687
                                                            ---------  ---------  ---------  ---------
     NET INTEREST INCOME                                       11,412     10,753      5,711      5,387
  Provision for possible loan losses                               30         30         15         15
                                                            ---------  ---------  ---------  ---------
    NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE LOAN LOSSES                                  11,382     10,723      5,696      5,372
                                                            =========  =========  =========  =========
NONINTEREST INCOME:
  Trust department                                                600        538        304        275
  Service charges on deposit accounts                             701        639        357        326
  Gains on sales of loans                                         214         70         92         53
  Other                                                           264        292         96        142
                                                            ---------  ---------  ---------  ---------
    TOTAL NONINTEREST INCOME                                    1,779      1,539        849        796
                                                            =========  =========  =========  =========
NONINTEREST EXPENSES:
  Salaries and employee benefits                                4,529      3,984      2,293      1,972
  Net occupancy and equipment expense                           1,343      1,080        702        544
  Data processing                                                 377        231        190        120
  Other                                                         2,783      2,319      1,450      1,161
                                                            ---------  ---------  ---------  ---------
    TOTAL NONINTEREST EXPENSES                                  9,032      7,614      4,635      3,797
                                                            =========  =========  =========  =========
     INCOME BEFORE FEDERAL INCOME TAX EXPENSE                   4,129      4,648      1,910      2,371
Federal income tax expense                                      1,099      1,288        482        649
                                                            ---------  ---------  ---------  ---------
    NET INCOME                                              $   3,030  $   3,360  $   1,428  $   1,722
                                                            =========  =========  =========  =========
SHARE DATA:
  Earnings per common share - basic                         $    0.36  $    0.41  $    0.17  $    0.21
                                                            =========  =========  =========  =========
  Earnings per share - diluted                              $    0.35  $    0.40  $    0.16  $    0.20
                                                            =========  =========  =========  =========
  Dividends paid per common share                           $    0.16  $    0.14  $    0.08  $    0.07
                                                            =========  =========  =========  =========
  Average common shares outstanding                         8,407,802  8,121,711  8,416,538  8,124,843
                                                            =========  =========  =========  =========
  Average common shares outstanding,
   including potentially diluted shares                     8,623,062  8,367,867  8,624,707  8,383,857
                                                            =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 1999
                        AND YEAR ENDED DECEMBER 31, 1998
                   (dollars in thousands, except share data)


                                                                                                     Accumulated
                                                                             Unearned                Other Com-
                                      Common                      Retained   ESOP        Treasury    prehensive
                                       Stock         Surplus      Earnings   Shares      Stock       Income (Loss)   Total
                                      -------        -------      --------   --------    --------    -------------   -----
BALANCE AT DECEMBER 31, 1997          $8,577         $  305       $50,841    $(1,384)    $(1,820)    $   134         $56,653
Comprehensive income:
  Net income                               -              -         6,810          -           -           -           6,810
  Change in net unrealized gain
  (loss) on available for sale
  securities, net of tax effect            -              -             -          -           -         124             124
                                      ------          ------      -------    -------     -------     -------         -------
      Total comprehensive income           -              -         6,810          -           -         124           6,934
Cash dividends paid ($.29 per s  re)       -              -        (2,402)         -           -           -          (2,402)
Allocation of 37,062 shares to ESOP
  Participants                             -            263             -        198           -           -             461
Stock options exercised                    -            (90)            -          -          90           -               -
Issuance of 408,348 common shares
  in acquisition                         408           4,770            -          -           -           -           5,178
Purchase 140,000 common shares
  for treasury                             -               -            -          -      (1,860)          -          (1,860)
BALANCE AT DECEMBER 31, 199            8,985           5,248       55,249     (1,186)     (3,590)        258          64,964
                                      ------          ------      -------    -------     -------     -------         -------
Comprehensive income:
  Net income                               -              -         3,030          -           -           -           3,030
  Change in net unrealized gain
    (loss) on available for sale
    securities, net of tax effect          -              -             -          -           -      (2,264)         (2,264)
                                      ------          ------      -------    -------     -------     -------         -------
     Total comprehensive income            -              -         3,030          -           -      (2,264)            766
Cash dividends paid ($.16 per share)       -              -        (1,346)         -           -           -          (1,346)
Allocation of 18,531 shares to ESOP
  participants                             -            113             -         99           -           -             212
Purchase 36,380 common shares
  for treasury                             -              -             -          -        (436)          -            (436)
                                      ------          ------      -------    -------     -------     -------         -------
BALANCE AT JUNE 30, 1999              $8,985          $5,361      $56,933    $(1,087)    $(4,026)    $(2,006)        $64,160
                                      ======          ======      =======    =======     =======     =======         =======

See accompanying notes to condensed consolidated  financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (dollars in thousands)
                                  (unaudited)


                                                                         1999       1998
                                                                         ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $  3,030   $  3,360
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                         1,184        688
    Provision for possible loan losses                                       30         30
    Gains on sale of loans                                                 (214)       (70)
    Other operating activities, net                                        (713)      (699)
                                                                       --------   --------
     Total adjustments                                                      287        (51)
 Originations of loans for sale                                          (5,195)    (4,323)
 Proceeds from sale of loans                                              7,540      4,347
                                                                       --------   --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                            5,662      3,333
                                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in Federal funds sold                                    4,750      2,500
    Proceeds from maturities of and principal payments on
      debt securities                                                    29,544     31,718
    Purchases of debt securities                                        (71,382)   (40,982)
    Net decrease in loans                                                13,901      4,962
    Recoveries of loans previously charged off                              184        173
    Purchases of bank premises and equipment                             (1,723)    (1,901)
    Proceeds from sales of other real estate owned and other
      foreclosed property                                                    19         69
    Cash and cash equivalents acquired, net of cash                           -      8,238
                                                                       --------   --------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES               (24,707)     4,777
                                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                          10,925      9,199
    Net decrease in time deposits                                       (17,119)   (11,263)
    Net decrease in securities sold under agreements to repurchase         (598)    (3,050)
    Net increase in FHLB borrowings                                      29,918     11,497
    Purchases of treasury stock                                            (436)      (333)
    Cash dividends paid                                                  (1,346)    (1,109)
                                                                       --------   --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                          21,344      4,941
                                                                       --------   --------
      NET INCREASE IN CASH AND CASH EQUIVALENTS                           2,299     13,051
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           17,924     18,302
                                                                       --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 20,223   $ 31,353
                                                                       ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                $ 10,157   $  9,430
    Income taxes                                                          1,779      1,430
                                                                       ========   ========
  Noncash transactions:
    Transfers to other real estate owned in settlement of loans        $     41   $     48
    Issuance of stock in financing of acquisition                             -      5,178
                                                                       ========   ========

See accompanying notes to condensed consolidated financial statements.

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                  (unaudited)

BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

SEGMENT INFORMATION
     The responsibility for management of the subsidiary banks remains with the officers and directors of the respective banks. The financial performance of the Company is measured internally by subsidiary bank results and key performance measures. The following table shows the financial information of the Company's subsidiary banks for the first six months of 1999 and 1998. The "Other" column includes the Parent Company and all intercompany elimination entries.



                                                    SIX MONTHS ENDED JUNE 30, 1999
                                      SSNB       SBJC      BSG       BSCC     OTHER    CONSOLIDATED
                                      ----       ----      ---       ----     -----    ------------
                                                        (dollars in thousands)
RESULTS OF OPERATIONS
Net interest income                 $  7,461   $ 1,145   $ 1,742   $ 1,113   $   (49)     $ 11,412
Provision for possible loan losses         -        30         -         -         -            30
Noninterest income                     1,312       121       174       135        37         1,779
Noninterest expense                    5,756       759       929       715       873         9,032
Income taxes                             735       153       286       173      (248)        1,099
Net income                             2,282       324       701       360      (637)        3,030
AVERAGE BALANCES
Loans                               $222,939   $40,088   $49,826   $36,901   $(1,384)     $348,370
Assets                               413,205    61,260    89,847    57,665     2,698       624,675
Deposits                             335,226    55,028    78,184    52,317      (347)      520,408
FINANCIAL RATIOS
Return on assets                        1.10%     1.06%     1.57%     1.25%        -          0.97%
Return on equity                       10.18%    10.81%    15.16%    14.31%        -          9.29%
Net interest margin                     4.23%     4.12%     4.39%     4.00%        -          4.05%


                                                    SIX MONTHS ENDED JUNE 30, 1998
                                      SSNB       SBJC      BSG       BSCC     OTHER    CONSOLIDATED
                                      ----       ----      ---       ----     -----    -------------
                                                        (dollars in thousands)
RESULTS OF OPERATIONS
Net interest income                 $  6,818   $ 1,195   $ 1,738   $ 1,064   $   (62)     $ 10,753
Provision for possible loan losses         -        30         -         -         -            30
Noninterest income                     1,071       107       190       134        37         1,539
Noninterest expense                    4,584       675       883       694       778         7,614
Income taxes                             834       193       302       169      (210)        1,288
Net income                             2,471       404       743       335      (593)        3,360
AVERAGE BALANCES
Loans                               $194,965   $41,019   $52,354   $37,030   $(1,505)     $323,863
Assets                               348,870    59,311    90,174    54,799       212       553,366
Deposits                             302,142    52,898    79,354    49,815      (800)      483,409
FINANCIAL RATIOS
Return on assets                        1.42%     1.36%     1.65%     1.22%        -          1.21%
Return on equity                       13.64%    13.46%    15.26%    14.70%        -         11.64%
Net interest margin                     4.40%     4.42%     4.23%     4.16%        -          4.31%

                                                   THREE MONTHS ENDED JUNE 30, 1999
                                      SSNB       SBJC      BSG       BSCC     OTHER    CONSOLIDATED
                                      ----       ----      ---       ----     -----    -------------
                                                        (dollars in thousands)
RESULTS OF OPERATIONS
Net interest income                 $  3,711   $   585   $   870   $   568   $   (23)     $  5,711
Provision for possible loan losses         -        15         -         -         -            15
Noninterest income                       637        65        70        73         4           849
Noninterest expense                    2,941       407       472       368       447         4,635
Income taxes                             325        73       134        88      (138)          482
Net income                             1,082       155       334       185      (328)        1,428
AVERAGE BALANCES
Loans                               $217,746   $40,741   $49,300   $36,858   $(1,384)     $343,261
Assets                               427,245    62,133    89,624    58,195     1,958       639,155
Deposits                             334,408    55,966    70,294    52,850      (347)      513,171
FINANCIAL RATIOS
Return on assets                        1.01%     1.00%     1.49%     1.27%        -          0.89%
Return on equity                       10.37%    10.98%    15.43%    14.20%        -          9.47%
Net interest margin                     4.29%     4.11%     4.37%     3.99%        -          4.08%


                                                   THREE MONTHS ENDED JUNE 30, 1998
                                      SSNB       SBJC      BSG       BSCC     OTHER    CONSOLIDATED
                                      ----       ----      ---       ----     -----    -------------
                                                        (dollars in thousands)
RESULTS OF OPERATIONS
Net interest income                 $  3,391   $   598   $   864   $   546   $   (29)     $  5,370
Provision for possible loan losses         -        15         -         -         -            15
Noninterest income                       583        55        89        67        19           813
Noninterest expense                    2,295       337       444       354       367         3,797
Income taxes                             421        97       146        87      (102)          649
Net income                             1,258       204       363       172      (275)        1,722
AVERAGE BALANCES
Loans                               $192,846   $40,743   $51,168   $37,763   $(1,505)     $321,015
Assets                               353,676    59,525    90,748    55,126       147       559,222
Deposits                             302,068    53,060    79,463    50,119      (727)      483,983
FINANCIAL RATIOS
Return on assets                        1.42%     1.37%     1.60%     1.25%        -          1.23%
Return on equity                       13.75%    13.47%    15.45%    14.63%        -         11.58%
Net interest margin                     4.43%     4.41%     4.27%     4.05%        -          4.31%

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the three and six months ended June 30, 1999 and 1998.

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

                              FINANCIAL HIGHLIGHTS
                      COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)


                                                  SIX MONTHS ENDED  Twelve Months Ended  Six Months Ended
                                                   JUNE 30, 1999     December 31, 1998    June 30, 1998
                                                  ----------------  --------------------  ----------------
EARNINGS
  Total interest income                                  $  21,182            $  42,227         $  20,077
  Total interest expense                                     9,770               19,857             9,324
                                                         ---------            ---------         ---------
  Net interest income                                       11,412               22,370            10,753
  Provision for possible loan losses                            30                   62                30
                                                         ---------            ---------         ---------
  Net interest income after provision for possible
    loan losses                                          $  11,382            $  22,308         $  10,723
                                                         =========            =========         =========
  Net income                                             $   3,030            $   6,810         $   3,360
                                                         =========            =========         =========

SHARE DATA
  Earning per common share:
    Basic                                                $    0.36            $    0.82         $    0.41
    Diluted                                                   0.35                 0.80              0.40
  Dividends paid per common share                             0.16                 0.29              0.14
  Book value                                                  7.63                 7.70              7.48
  Tangible book value                                         7.40                 7.26              7.05
  Shares outstanding (period-end)(1)                     8,624,978            8,661,358         8,542,455
  Average shares outstanding                             8,407,802            8,297,250         8,121,711
  Average shares outstanding, including
    potentially dilutive shares                          8,623,062            8,554,635         8,367,867

FINANCIAL POSITION
  Total assets                                           $ 631,975            $ 610,293         $ 628,541
  Total deposits                                           517,095              523,289           536,562
  Total loans, net of unearned discount                    340,646              356,988           367,579
  Allowance for possible loan losses                         6,138                6,192             6,370
  Securities sold under agreements to repurchase             2,351                2,949             2,283
  FHLB borrowings                                           44,205               14,287            19,867
  Total shareholders' equity                                64,160               64,964            63,910

                                SELECTED RATIOS

     The table below summarizes various selected ratios as of the end of the periods indicated.


                                                   SIX MONTHS ENDED  Twelve Months Ended  Six Months Ended
                                                   JUNE 30, 1999(2)   December 31, 1998   June 30, 1998(2)
                                                  ----------------  --------------------  ----------------
Loan-to-deposit ratio                                        65.88%               68.22%            68.51%
Allowance for possible loan losses to total loans             1.80                 1.73              1.73
Dividend payout ratio(3)                                     44.44                39.02             33.01
Return on average assets                                      0.97                 1.15              1.21
Return on average shareholders' equity                        9.29                11.12             11.64
Net interest margin on average interest-
  earning assets                                              4.05                 4.15             4.31
Average shareholders' equity to average total
  assets                                                     10.45                10.38             10.43
Tier I leverage capital to adjusted total
  consolidated assets less intangibles                        9.75                10.01             10.92
Tier I capital to risk-weighted assets                       16.94                16.15             15.86
Total capital to risk-weighted assets                        18.20                17.41             17.12

(1) Shares outstanding at June 30, 1999, December 31, 1998 and June 30, 1998 include 203,841, 222,372, 240,903 shares, respectively, held by the ESOP which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.
(2)  Statistical information is annualized where applicable.
(3) Dividends paid per common share divided by basic earnings per common share.

                               FINANCIAL POSITION

     Total consolidated assets of the Company have increased $21,682,000 during 1999 to $631,975,000 at June 30, 1999 compared to $610,293,000 at December 31,
1998. This increase was due to a $30,000,000 leverage strategy employed by the Company to enhance return on equity. The effects of the leverage strategy were partially offset by a decrease in loans and a drop in time deposits, as competition for banking relationships remains very strong.

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


                                                        (in thousands)
                                        JUNE 30, 1999  December 31, 1998  June 30, 1998
                                        -------------  -----------------  -------------
Commercial, financial and agricultural       $ 63,269           $ 68,166       $ 69,694
Real estate-commercial                        111,941            115,214         97,529
Real estate-construction                       23,173             21,993         33,350
Real estate-residential                       111,392            119,917        131,367
Consumer                                       22,225             22,219         23,653
Industrial revenue bonds                        3,386              4,717          4,996
Other                                           5,260              4,762          6,990
                                             --------           --------       --------
                                             $340,646           $356,988       $367,579
                                             ========           ========       ========


     The Company's loan portfolio totaled $340,646,000 at June 30, 1999, which represents a decrease of $16,342,000, or 4.6% and 27,233,000 or 7.46%, since December 31, 1998 and June 30, 1998, respectively. There were two primary factors, which have contributed to the decrease in loans. First, the interest rate environment throughout the first half of 1999 continued to attract borrowers to long-term fixed rate financing, which is typically sold into the secondary market. As a result, the balance of residential real estate loans has declined by $19,975,000 and $8,525,000 over the past twelve and six months, respectively. Second, the local commercial lending environment remains extremely competitive. Borrowers are being offered financing structures not previously available including lower interest rates, reduced originations fees, longer term fixed interest rates, and other options. Management has been unwilling to provide comparable financing proposals to those received by some of our existing customers, and consequently these loans have paid off and contributed to the overall decline in the loan portfolio. In addition to the decrease in volume, this competition has contributed to the narrowing of the Company's net interest margin on average-earning assets.

                  SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                            (in thousands)
                                        SIX MONTHS ENDED  Twelve Months Ended  Six Months Ended
                                         JUNE 30, 1999     December 31, 1998    June 30, 1998
                                        ----------------  -------------------  ----------------

BALANCE AT BEGINNING OF PERIOD                   $6,192               $6,120            $6,120
Provision charged to expense                         30                   62                30
Loans charged off                                  (268)                (536)             (210)
Recoveries                                          184                  289               173
Balance of allowance for possible loan
 losses of PSB at date of acquisition                 -                  257               257
                                                 ------               ------            ------
BALANCE AT END OF PERIOD                         $6,138               $6,192            $6,370
                                                 ======               ======            ======


     The balance of the allowance for possible loan losses decreased by $54,000 during the first six months of 1999, due to charge offs exceeding recoveries of loans previously charged off for the period. In addition, the Company recorded a provision for possible loan losses during the first six months of $30,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover actual and potential losses in the loan portfolio under current conditions. The ratio of allowance for possible loan losses as a percentage of total loans was 1.80% as of June 30, 1999 compared to 1.73% at December 31, 1998 and June 30, 1998, respectively.

                              NONPERFORMING ASSETS

                                                              (DOLLARS IN THOUSANDS)
                                               JUNE 30, 1999    DECEMBER 31, 1998     JUNE 30, 1998
                                               -------------    -----------------     -------------
Nonaccrual loans                                     $4,826              $3,189           $2,845
Loans past due 90 days or more and still
  accruing interest                                     375               1,361            1,132
                                                     ------              ------           ------
    TOTAL NONPERFORMING LOANS                         5,201               4,550            3,977
Other real estate owned                                 796                 886              936
                                                     ------              ------           ------
    TOTAL NONPERFORMING ASSETS                       $5,997              $5,436           $4,913
                                                     ======              ======           ======
RATIOS:
 Total nonperforming loans as % of total loans         1.53%               1.27%            1.08%
 Nonperforming assets as % of total loans and
   other real estate owned                             1.76                1.52             1.33
 Nonperforming assets as % of total assets             0.95                0.89             0.78

     Nonperforming assets totaled $5,997,000 or 0.95% of total assets at June 30, 1999 compared to $5,436,000 or 0.89% and $4,913,000 or 0.78% at December
31, 1998 and June 30, 1998, respectively. The increase in nonaccrual loans is mainly the result of the addition of loans to one commercial borrower. The borrower is currently in the process of liquidating assets to satisfy its obligations, and while the Company expects to eventually receive the full amount that is owed, sufficient reserves have been established should there be a short-fall from the liquidation of the collateral securing the loans. The decrease in loans past due 90 days or more and still accruing interest was due to the renewal of several loans. Loans in this category are typically past due because the loan has matured and the renewal has not been processed because it is lacking some form of documentation. The loans are typically current as to the payment of principal and interest. Fluctuations in the level of nonperforming assets are a normal part of the Company's business, however, management is cognizant of the need to continually ensure that nonperforming assets remain at acceptably low levels.

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

     Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of June 30, 1999, there were no concentrations of loans exceeding 10% of total loans, which were not disclosed as a category of loans, detailed on page 11.

INVESTMENTS IN DEBT SECURITIES
     Investments in debt securities have increased $38,013,000 since December 31, 1998 due to a second return on equity enhancement strategy employed by the Company's lead bank. To utilize a portion of such bank's excess capital capacity, the bank borrowed approximately $30,000,000 in FHLB advances to fund the purchase of mortgage-backed securities. In 1998, the Company implemented a similar $10 million strategy. The remainder of the increase can be attributed to the decrease in loans. Overall, the investment portfolio contains a diverse mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution, which is beneficial to the Company when reacting to changes in the interest rate environment.

DEPOSITS
     Total deposits decreased $6,194,000 during the six months of 1999 as a result of a decrease in time deposits. Time deposits decreased by more than $17,000,000 during the first half of 1999, but were partially offset by approximately $11,200,000 in growth of interest-bearing demand and savings deposits. Competition for time deposits remains intense, as start-up banks, as well as established institutions, fight for market share. While the Company is careful to retain its core-deposit base, management is less aggressive with respect to time deposit pricing than some of its competitors. The growth in interest-bearing demand and savings deposits is due, in part, to management's focus on attracting and retaining these deposits, as well as the customers desire to keep more funds liquid during periods of low interest rates.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     Securities sold under agreements to repurchase (REPOs) declined $598,000 during the first six months of 1999, due to normal daily fluctuations in the balances of the underlying accounts. The majority of the Company's REPOs are used by larger commercial customers as a daily cash management tool, therefore, depending on their individual liquidity positions, the balances in these accounts can vary considerably.

FHLB BORROWINGS
     The $29,918,000 increase in FHLB borrowings was due to $30,000,000 in FHLB borrowings obtained as part of the aforementioned return on equity enhancement strategy.

ASSET/LIABILITY MANAGEMENT
     As reflected on the Repricing and Interest Rate Sensitivity Analysis below, the Company has a reasonably well balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.04x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors, which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                             (dollars in thousands)
                                  JUNE 30, 1999

                                                      Over       Over
                                                    3 months    1 year
                                         3 months    through    through     Over
                                          or less   12 months   5 years    5 years     Total
                                         --------   ---------   -------    -------    -------
Interest-earning assets:
 Federal funds sold                       $ 25,150   $      -   $      -   $      -   $ 25,150
 Investments available-for-sale             20,378     18,309     55,481     52,997    147,165
 Investments held-to-maturity                7,488     14,800     30,943     19,548     72,779
 Loans, net of unearned discount (1)       185,960     39,247     79,643     35,796    340,646
                                          --------   --------   --------   --------   --------
    Total interest-earning assets          238,976     72,356    166,067    108,341    585,740
                                          --------   --------   --------   --------   --------
Cumulative interest-earning assets         238,976    311,332    477,399    585,740    585,740
                                          --------   --------   --------   --------   --------

Interest-bearing liabilities:
 Interest-bearing demand deposits           53,638     30,650     38,312     30,650    153,250
 Savings deposits                           23,121     13,212     16,515     13,212     66,060
 Time deposits under $100,000               46,203     81,409     57,810          -    185,422
 Time deposits $100,000 and over            20,616     18,729      3,205          -     42,550
 Securities sold under agreements to
  repurchase                                 2,351          -          -          -      2,351
 FHLB borrowings                                 -     10,000     34,205          -     44,205
                                          --------   --------   --------   --------   --------
    Total interest-bearing liabilities     145,929    154,000    150,047     43,862    493,838
                                          --------   --------   --------   --------   --------
Cumulative interest-bearing liabilities    145,929    299,929    449,976    493,838    493,838
                                          --------   --------   --------   --------   --------

Gap analysis:
 Interest sensitivity gap                 $ 93,047   $(81,644)  $ 16,020   $ 64,479   $ 91,902
                                          ========   ========   ========   ========   ========
 Cumulative interest
  sensitivity gap                         $ 93,047   $ 11,403   $ 27,423   $ 91,902   $ 91,902
                                          ========   ========   ========   ========   ========
Cumulative gap ratio of interest-
 earning assets to interest-bearing
 liabilities                                 1.64x      1.04x      1.06x      1.19x      1.19x
                                             =====      =====      =====      =====      =====

(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES
     The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 18.20%, 17.41% and 17.12% as of June 30, 1999, December 31, 1998, and June 30, 1998, respectively, which included Tier I capital ratios of 16.94%, 16.15%, and 15.86%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

     In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 9.75%, 10.01%, and 10.92% at June 30, 1999, December 31, 1998, and
June 30, 1998, respectively.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY
     Net income was $3,030,000 for the six months ended June 30, 1999 compared to $3,360,000 for the six months ended June 30, 1998, which represents a $330,000 or a 10% decrease over the prior year. In addition, second quarter net income was $1,428,000 compared to $1,722,000 in the prior year. Both of the decreases were the result of a combination of factors. Increases in net interest and noninterest income attributable to the acquisition of Public Service Bank, FSB (PBS) on June 29, 1998, were more than offset by increases in personnel, occupancy, data processing and other expenses. The increases in noninterest expense were largely due to the addition of the two PSB facilities, PSB's secondary-market mortgage loan department, a new facility opened by South Side National Bank in St. Louis in January, a new facility opened by the State Bank of Jefferson County in May, and continued costs associated with Y2K testing and preparedness. Management anticipates that ongoing Y2K expenses will not be significant, and that start-up costs associated with the new facilities should not continue into future quarters. However, as with any expansion effort, the Company will continue to face downward pressure on earnings until growth at these new branches provides a sufficient deposit base to offset the overhead expense at these locations. While having a slightly negative affect in the short-term, we believe these expansion efforts will provide solid long-term financial results for the Company.

     Net income for the first six months of 1999 resulted in an annualized return on average assets (ROA) of 0.97% compared to 1.21% in the prior year, and an annualized return on average shareholders' equity (ROE) of 9.29% compared to 11.64% in the prior year. ROE continues to be negatively impacted by the Company's strong equity position, and was a major factor in the Company's decision to implement the $30 million return on equity enhancement strategy. Diluted earnings per common share were $0.35 for the first six months of 1999 compared to $0.40 for the first six months of 1998.

NET INTEREST INCOME
     As reflected in the Selected Statistical Information table on the following page, net interest income on a tax-equivalent basis increased by $559,000 in the first six months of 1999 when compared to the first six months of 1998. The increase in net interest income was due in part to the acquisition of PSB, as well as the $30 million leverage strategy employed during the first quarter of 1999, however, both of these factors were offset by a decrease in the Company's net interest margin on average interest-earning assets. Average interest-earning assets increased by $58,403,000 from the prior year, but the average yield on those assets declined by 47 basis points from 7.88% in 1998 to 7.41% in 1999. The major factor in this decline has been a 50 basis point decrease in the yield on loans. Competition for loans in the Company's markets continues to be very strong, consequently loans are being priced with lower yields in order to attract and retain borrowing relationships. The Company's cost of funds also decreased from 1998 to 1999, although the 30 basis point drop was not sufficient to offset the decrease in loan yields. Because the Company's loan to deposit ratio is below its competitors, it has been less aggressive in its deposit pricing, which explains the decrease in the cost of funds.

                        SELECTED STATISTICAL INFORMATION

   THE FOLLOWING IS SELECTED STATISTICAL INFORMATION FOR SOUTHSIDE BANCSHARES
                            CORP. AND SUBSIDIARIES.

   I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST
                         RATES AND INTEREST DIFFERENTIAL

     CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES
                             (DOLLARS IN THOUSANDS)



                                                                SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------------------------------------
                                                             1999                          1998
                                                 ----------------------------  ----------------------------
                                                                      AVERAGE                       Average
                                                            INTEREST   RATES              Interest   Rates
                                                  AVERAGE   INCOME\   EARNED\   Average   Income\   Earned\
                                                  BALANCE   EXPENSE   PAID(3)   Balance   Expense   Paid(3)
                                                  -------   --------  -------   --------  --------  -------
ASSETS
Loans, net of unearned discount (1) (2) (3)      $348,370    $14,604    8.38%  $323,863    $14,380    8.88%
Investments in debt securities:
  Taxable(4)                                      169,896      4,981    5.86    151,008      4,504    5.97
  Exempt from Federal income tax (3) (4)           32,068      1,241    7.74     25,745      1,055    8.19
  Short-term investments                           30,800        711    4.62     22,115        592    5.35
                                                 --------    -------           --------    -------
  Total interest-earning assets/interest
  income/overall yield (3)                        581,134     21,537    7.41    522,731     20,531    7.88
                                                             -------    ====               -------    ====
Allowance for possible loan losses                 (6,214)                       (6,081)
Cash and due from banks                            17,686                        15,551
Other assets                                       32,069                        21,165
                                                 --------                      --------
    TOTAL ASSETS                                 $624,675                      $553,366
                                                 ========                      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits     $217,066      3,023    2.79%  $199,330      3,140    3.15%
Time deposits                                     237,132      5,900    4.98    224,721      5,989    5.33
Short-term borrowings                               2,902         61    4.20      4,632        102    4.40
Other borrowings                                   29,501        787    5.34      3,099         93    6.00
                                                 --------    -------           --------    -------
Total interest-bearing liabilities/interest-
  expense/overall rate                            486,601      9,771    4.02    431,782      9,324    4.32
                                                             -------    ====               -------    ====
Non-interest-bearing demand deposits               66,210                        59,358
Other liabilities                                   6,598                         4,490
Shareholders' equity                               65,266                        57,736
                                                 --------                      --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $624,675                      $553,366
                                                 ========                      ========
NET INTEREST INCOME                                          $11,766                       $11,207
                                                             =======                       =======
NET INTEREST MARGIN ON AVERAGE INTEREST-EARNING
  ASSETS                                                                4.05%                         4.29%
                                                                        ====                          ====

(1)  Interest income includes loan origination fees.
(2)  Average balance includes nonaccrual loans.
(3)  Interest yields are presented on a tax-equivalent basis.
(4)  Includes investments available-for-sale.

PROVISION FOR POSSIBLE LOAN LOSSES
     The provision for possible loan losses remained at a relatively low level of $30,000 during the first six months of 1999. Based on the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses. Management will continue to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year.

NONINTEREST INCOME
     Noninterest income increased $240,000 during the first six months of 1999 in comparison to the six months of the prior year, and increased $53,000 over the second quarter of 1998. Trust department income increased in both the first and second quarter of 1999 when compared to 1998. These increases were largely due to growth in this area over the past year, which resulted from mergers and consolidations in the banking industry. This activity has prompted many trust customers to seek out more personalized trust services, like those offered by the Company's trust department. Service charges increased due to the additional accounts acquired in the PSB acquisition. The increase in gains on sales of loans can also be attributed to the PSB acquisition. The secondary-market mortgage loan operation of PSB was an important part of the Company's decision to purchase the entity, and while revenues have increased from the prior year, they have not met the Company's projections. Management is currently evaluating this area and will be making some necessary adjustments during the remainder of 1999 to ensure this area meets the Company's profitability objectives next year and beyond. The decrease in other income was mainly due to gains on sales of other real estate owned (OREO) in 1998, versus small losses on the disposition of OREO in 1999.


NONINTEREST EXPENSE
     Noninterest expense for the first six months of 1999 increased $1,418,000 when compared to the first six months of the prior year, and $838,000 in the second quarter of 1999 compared to the second quarter of 1998. Salaries and employee benefits increased by $545,000 for the year and $321,000 for the quarter. The bulk of the increase was due to the additional personnel acquired in the PSB acquisition, as well as, the employees hired to staff the two new branches opened during 1999. The remainder of the increase can be attributed to normal pay increases and increased labor costs associated with the areas tight labor market. Net occupancy and equipment expense increased by $263,000 for the year and $158,000 for the quarter. The Company operated four more branches during the first half of 1999 compared to 1998, which was responsible for the increase in occupancy expense. The increase in data processing expense was partially due to the Company's local area and wide area networks being upgraded, in part to ensure Y2K compliance, and to improve operating efficiency. There were also start-up and duplicate expenses incurred during the first half of 1999, as the Company moved their network operations center, which required running parallel systems to ensure minimal disruption when the switchover occurred. Finally, the expense for the first half of 1999 contained additional expense associated with Y2K testing and preparedness. The increase in other noninterest expense was caused by goodwill amortization associated with PSB acquisition, as well as, increased costs for supplies, telecommunications, insurance, postage, and other expenses related to the operation of four additional branches.

INCOME TAXES
     Federal income tax expense for the first six months of 1999 was $1,099,000 compared to $1,288,000 in the first six months of 1998. The Company's effective tax rate decreased to 26.62% for the first six months of 1999, compared to 27.71% for the first six months of 1998. This decrease was due to the net effect of an increase in tax exempt income and additional low-income housing tax credits, which were partially offset by an increase in goodwill amortization, which is a nondeductible expense for tax purposes.

EFFECT OF NEW ACCOUNTING STANDARDS
     Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the FASB issued SFAS 137- Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

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

     The Company continues to monitor efforts to ready internal systems for the Year 2000. Highest priority has been assigned to those systems determined to be critical to the ongoing operations of the Company. Programming changes and testing of critical systems, applications, and equipment are substantially complete, and management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company.

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

     The risk of the system failures, either internal or external, cannot be completely eliminated. The Company feels that it has assessed the worst case scenario that can be caused by the oncoming Year 2000 and has adequately addressed the possible effect thereof. The Company has assessed the types and nature of contingency plans that will be required to maintain the Company's operational capacity after January 1, 2000. Contingency plans cover all critical areas of the Company, as well as customers, suppliers and business partners.

     To date, the Company and its subsidiaries have incurred approximately $340,000 in direct costs associated with Year 2000 readiness efforts, of which $90,000 relates to 1999. The Company estimates that total expenditures will approximate $350,000 through the Year 2000. This includes external costs that will be expensed, as well as new hardware and software totaling approximately $250,000, which will be capitalized. Funding for costs associated with Year 2000 efforts will be derived from normal operating cash flow. As a result, Year 2000 expenses are not expected to a have a material effect on the Company's results of operations.

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


                                                 Book                Dividends Paid Per
                    High Bid  Low Bid   Close    Value  Market/Book     Common Share
                    --------  -------   -----    -----  -----------  ------------------
2ND QUARTER - 1999   $11.625   $10.00  $11.3125  $7.63    148.26%            0.080
1st Quarter - 1999     13.00    10.75    11.625   7.76    149.81             0.080
4th Quarter - 1998     15.00    11.75     12.25   7.70    159.09             0.080
3rd Quarter - 1998     13.00    11.17    12.375   7.63    162.19             0.073
2nd Quarter - 1998     14.92    12.08     12.08   7.48    161.50             0.070
1st Quarter - 1998     12.58    11.42     12.58   7.11    176.93             0.067

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the normal course of business, the Company had certain routine lawsuits pending at June 30, 1999. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's regular Annual Meeting of Shareholders was held on April 22, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

     At the meeting, shareholders (i) elected three Class I Directors, each to serve for a term of three years, and (ii) ratified the appointment by the Board of Directors of KPMG LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ended December 31, 1999.

     Management's Director nominees were: Norville K. McClain, Richard G. Schroeder, Sr. and Thomas M. Teschner.

     The Directors elected at the meeting were: Norville K. McClain, Richard G. Schroeder, Sr. and Thomas M. Teschner. The names of each of the Directors whose term of office as a Director continued after the meeting is as follows: Joseph
W. Beetz (term expiring 2000); Howard F. Etling (term expiring 2000); Douglas P. Helein (term expiring 2001); Earle J. Kennedy, Jr. (term expiring 2001); and Daniel J. Queen (term expiring 2001);

     The following is a tabulation of voting for Directors:


                                   Shares     Shares    Shares
                                   Voted      Voted      Voted
    Nominee                         For       Against   Withheld
---------------                 ----------   ---------  ---------
Norville K. McClain              6,209,646     3,537     10,265
Richard G. Schroeder, Sr.        6,213,183         -     10,265
Thomas M. Teschner               6,209,646     3,537     10,265

     With respect to the ratification of the appointment of KPMG LLP, there were 6,214,311 shares voted "For" and 618 shares voted "Against", with 8,519 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)         EXHIBITS

                    Exhibit
                    Number   Exhibit
                    -------  -------


                    3(b) Restated Bylaws of the Registrant with amendments through July 1, 1999.

                    10(c)    Deferred Compensation
                             Agreement, dated April 25, 1996, between Thomas M. Teschner and Southside Bancshares Corp., as amended.

        (B)         REPORTS ON FORM 8-K

                    NONE.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHSIDE BANCSHARES CORP.
                                       --------------------------------------




August 13, 1999                         /s/  Thomas M. Teschner
                                        -------------------------------------
                                        Thomas M. Teschner
                                        President
                                        (Principal Executive Officer)




August 13, 1999                         /s/  Joseph W. Pope
                                        -------------------------------------
                                        Joseph W. Pope
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer, Controller, and Principal
                                        Accounting Officer)

                                   Form 10-Q

                               Index to Exhibits

Exhibit

3(b)    Restated Bylaws of the Registrant with amendments through July 1, 1999.

10(c) Deferred Compensation Agreement, dated April 25, 1996, between Thomas M. Teschner and Southside Bancshares Corp., as amended.