Form 10-Q
period 1999-09-30
SOUTHSIDE BANCSHARES CORP
filed 1999-11-12
CIK 703970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       SEPTEMBER 30, 1999
                               --------------------------------------------
                                               OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    ----------------------

Commission file number 0-10849
                       -------

                           SOUTHSIDE BANCSHARES CORP.
---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

        MISSOURI                                   43-1262037
-----------------------                        ----------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI   63116
---------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

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

         At NOVEMBER 12, 1999, the number of shares outstanding of the
            -----------------
registrant's common stock was 8,593,628.
                              ---------

                           SOUTHSIDE BANCSHARES CORP.

                                      INDEX
                                                                            PAGE
                                                                            ----
 Part I.   FINANCIAL INFORMATION

               Item 1.  Condensed Consolidated Financial Statements (unaudited):

                        Condensed Consolidated Balance Sheets at
                          September 30, 1999 and December 31, 1998             3

                        Condensed Consolidated Statements of Income for
                          the nine months and three months ended
                          September 30, 1999 and September 30, 1998            4

                        Condensed Consolidated Statements of
                          Shareholders' Equity and Comprehensive
                          Income for the nine months ended September
                          30, 1999 and the year ended December 31, 1998        5

                        Condensed Consolidated Statements of Cash Flows
                          for the nine months ended September 30, 1999 and
                          September 30, 1998                                   6

                        Notes to Condensed Consolidated Financial Statements   7

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations          9

               Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk - There have been no material changes from the information provided in the 12/31/98 Annual Report on Form 10-K.

Part II.  OTHER INFORMATION

               Item 1.  Legal Proceedings                                     20

               Item 6.  Exhibits and Reports on Form 8-K                      20

                        Signatures                                            21

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                    (dollars in thousands except share data)
                                   (unaudited)

                                                                           September 30,       December 31,
                                    ASSETS                                    1999                 1998
                                                                           -------------      ------------
Cash and due from banks                                                       $ 21,765            $ 17,924
Due from banks - interest-bearing                                                  455                   -
Federal funds sold                                                               5,300              29,900
Investments in debt securities:
         Available for sale, at fair value                                     150,723              97,895
         Held to maturity, at amortized cost
           (fair value of $66,951 in 1999, and $85,841 in 1998)                 66,838              84,036
                                                                              --------            --------
              Total investments in debt securities                             217,561             181,931
                                                                              --------            --------
Loans, net of unearned discount                                                360,084             356,988
   Less allowance for possible loan losses                                       6,103               6,192
                                                                              --------            --------
              Loans, net                                                       353,981             350,796
                                                                              --------            --------
Bank premises and equipment                                                     17,483              16,152
Other assets                                                                    15,443              13,590
                                                                              --------            --------
              TOTAL ASSETS                                                    $631,988            $610,293
                                                                              ========            ========



              LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                                 $ 64,981            $ 70,436
   Interest-bearing demand and savings                                         220,380             207,762
   Time deposits                                                               230,349             245,091
                                                                              --------            --------
              Total deposits                                                   515,710             523,289
Securities sold under agreements to repurchase                                   1,864               2,949
FHLB borrowings                                                                 44,163              14,287
Debt of Employee Stock Ownership Plan                                            1,186                   -
Other liabilities                                                                4,608               4,804
                                                                              --------            --------
              Total liabilities                                                567,531             545,329
                                                                              --------            --------
Commitments and contingent liabilities
Shareholders' equity:
   Cumulative preferred stock, no par value, 1,000,000 shares
       Authorized and unissued                                                       -                   -
   Common stock, $1 par value, 15,000,000 shares authorized,
       8,985,378 shares issued in 1999 and 1998                                  8,985               8,985
Surplus                                                                          5,400               5,248
Retained earnings                                                               57,795              55,249
Unearned Employee Stock Ownership Plan shares                                   (1,038)             (1,186)
Treasury stock, at cost, 371,750 and 324,020 shares in
        1999 and 1998, respectively                                             (4,148)             (3,590)
Accumulated other comprehensive income (loss)                                   (2,537)                258
                                                                              --------            --------
              Total shareholders' equity                                        64,457              64,964
                                                                              --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     631,988            $610,293
                                                                              ========            ========

See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (dollars in thousands except share data)
                                   (unaudited)

                                                                       NINE MONTHS ENDED        THREE MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,

                                                                        1999          1998         1999           1998
                                                                       ------        ------       -----           ----
INTEREST INCOME:
  Interest and fees on loans                                         $   22,028   $   22,347   $    7,357   $    8,051
  Interest on investments in debt securities:
      Taxable                                                             7,865        6,897        2,884        2,393
      Exempt from Federal income taxes                                    1,234        1,119          415          423
  Interest on short-term investments                                        951        1,001          240          409
                                                                     ----------   ----------   ----------   ----------
      TOTAL INTEREST INCOME                                              32,078       31,364       10,896       11,276
                                                                     ----------   ----------   ----------   ----------

INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits                4,672        4,879        1,651        1,739
  Interest on time deposits                                               8,714        9,421        2,813        3,432
  Interest on short-term borrowings                                          93          124           32           22
  Interest on FHLB borrowings                                             1,371          372          584          279
  Interest on debt of Employee Stock Ownership Plan                           4           -             4           -
                                                                     ----------   ----------   ----------   ----------
      TOTAL INTEREST EXPENSE                                             14,854       14,796        5,084        5,472
                                                                     ----------   ----------   ----------   ----------
         NET INTEREST INCOME                                             17,224       16,568        5,812        5,804
  Provision for possible loan losses                                         45           47           15           17
                                                                     ----------   ----------   ----------   ----------
         NET INTEREST INCOME AFTER PROVISION
          FOR POSSIBLE LOAN LOSSES                                       17,179       16,521        5,797        5,787
                                                                     ----------   ----------   ----------   ----------

NONINTEREST INCOME:
  Trust department                                                          912          828          312          290
  Service charges on deposit accounts                                     1,070          979          369          340
  Gains on sales of loans                                                   260          245           46          186
  Other                                                                     407          395          143          103
                                                                     ----------   ----------   ----------   ----------
      TOTAL NONINTEREST INCOME                                            2,649        2,447          870          919
                                                                     ----------   ----------   ----------   ----------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                          6,815        6,135        2,286        2,151
  Net occupancy and equipment expense                                     2,028        1,661          685          581
  Data processing                                                           556          400          179          169
  Other                                                                   4,201        3,711        1,418        1,392
                                                                     ----------   ----------   ----------   ----------
      TOTAL NONINTEREST EXPENSES                                         13,600       11,907        4,568        4,293
                                                                     ----------   ----------   ----------   ----------

         INCOME BEFORE FEDERAL INCOME TAX EXPENSE                         6,228        7,061        2,099        2,413
Federal income tax expense                                                1,665        1,937          566          649
                                                                     ----------   ----------   ----------   ----------
         NET INCOME                                                  $    4,563   $    5,124   $    1,533   $    1,764
                                                                     ==========   ==========   ==========   ==========

SHARE DATA:
        Earnings per common share - basic                            $     0.54   $     0.62   $     0.18   $     0.21
                                                                     ==========   ==========   ==========   ==========
        Earnings per share - diluted                                 $     0.53   $     0.60   $     0.18   $     0.20
                                                                     ==========   ==========   ==========   ==========
        Dividends paid per common share                              $     0.24   $     0.21   $     0.08   $     0.07
                                                                     ==========   ==========   ==========   ==========
        Average common shares outstanding                             8,410,986    8,247,126    8,417,354    8,497,956
                                                                     ==========   ==========   ==========   ==========
        Average common shares outstanding, including
          potentially diluted share                                   8,614,671    8,482,761    8,594,946    8,720,979
                                                                     ==========   ==========   ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                        AND YEAR ENDED DECEMBER 31, 1998
                    (dollars in thousands, except share data)

                                                                                              Accumulated
                                                                         Unearned              Other Com-
                                          Common              Retained    ESOP      Treasury   prehensive
                                          Stock    Surplus    Earnings    Shares     Stock    Income (Loss)   Total
                                         --------  --------   --------   --------   --------  -------------  --------
BALANCE AT DECEMBER 31, 1997             $  8,577  $    305   $ 50,841   $ (1,384)  $ (1,820)    $    134     $ 56,653
Comprehensive income:
      Net income                               -        -        6,810         -          -            -         6,810
      Change in net unrealized gain
         (loss) on available for sale
         securities, net of tax effect         -        -          -           -          -           124          124
                                         --------  --------   --------   --------   --------     --------     --------
             Total comprehensive income        -        -        6,810         -          -           124        6,934
Cash dividends paid ($.29 per share)           -        -       (2,402)        -          -            -        (2,402)
Allocation of 37,062 shares to ESOP
      Participants                             -        263        -          198                      -           461
Stock options exercised                        -        (90)       -           -          90           -            -
Issuance of 408,348 common shares
     in acquisition                           408     4,770        -           -          -            -         5,178
Purchase 140,000 common shares
     for treasury                              -        -          -           -      (1,860)          -        (1,860)
                                         --------  --------   --------   --------   --------     --------     --------
BALANCE AT DECEMBER 31, 1998                8,985     5,248     55,249     (1,186)    (3,590)         258       64,964
Comprehensive income:
      Net income                               -        -        4,563         -          -            -         4,563
      Change in net unrealized gain
         (loss) on available for sale
         securities, net of tax effect         -        -          -           -          -        (2,795)      (2,795)
                                         --------  --------   --------   --------   --------     --------     --------
             Total comprehensive income        -        -        4,563         -          -        (2,795)       1,768
Cash dividends paid ($.24 per share)           -        -       (2,017)        -          -            -        (2,017)
Allocation of 27,796 shares to ESOP
      Participants                             -        152        -          148         -            -           300
Purchase 47,730 common shares
     for treasury                              -        -          -          -         (558)          -          (558)
                                         --------  --------   --------   --------   --------     --------     --------
BALANCE AT SEPTEMBER 30, 1999            $  8,985  $  5,400   $ 57,795   $ (1,038)  $ (4,148)    $ (2,537)    $ 64,457
                                         ========  ========   ========   ========   ========     ========     ========


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (dollars in thousands)
                                  (unaudited)

                                                                              1999           1998
                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $  4,563       $  5,124
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                          1,790          1,146
        Provision for possible loan losses                                        45             47
        Gains on sale of loans                                                  (260)          (245)
        Other operating activities, net                                         (693)        (1,468)
                                                                            --------       --------
          Total adjustments                                                      882           (520)
  Originations of loans for sale                                              (7,563)       (11,188)
  Proceeds from sale of loans                                                 10,355          9,567
                                                                            --------       --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                           8,237          2,983
                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net decrease in Federal funds sold                                    24,600          3,775
        Proceeds from maturities of and principal payments on
          debt securities                                                     40,203         46,290
        Purchases of debt securities                                         (80,649)       (57,562)
        Net (increase) decrease in loans                                      (6,063)        10,002
        Recoveries of loans previously charged off                               239            233
        Purchases of bank premises and equipment                              (2,225)        (3,258)
        Proceeds from sales of other real estate owned and other
          foreclosed property                                                    131            188
        Cash and cash equivalents acquired, net of cash paid                      -           8,238
                                                                            --------       --------
           NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES               (23,764)         7,906
                                                                            ========       ========

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in demand and savings deposits                            7,163          5,588
        Net decrease in time deposits                                        (14,742)       (15,210)
        Net decrease in securities sold under agreements to repurchase        (1,085)        (4,063)
        Net increase in FHLB borrowings                                       29,876          7,958
        Proceeds from debt of Employee Stock Ownership Plan                    1,186             -
        Purchases of treasury stock                                             (558)        (1,437)
        Cash dividends paid                                                   (2,017)        (1,728)
                                                                            --------       --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 19,823         (8,892)
                                                                            --------       --------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                            4,296          1,997
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                17,924         18,302
                                                                            --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 22,220       $ 20,299
                                                                            ========       ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits and borrowings                                   $ 15,086       $ 14,771
      Federal income taxes                                                     2,246          2,176
                                                                            ========       ========
   Noncash transactions:
      Transfers to other real estate owned in settlement of loans           $     62       $     57
      Issuance of stock in financing of acquisition                               -           5,178
                                                                            ========       ========

See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

SEGMENT INFORMATION
         The responsibility for management of the subsidiary banks remains with the officers and directors of the respective banks. The financial performance of the Company is measured internally by subsidiary bank results and key performance measures. The following tables show the financial information of the Company's subsidiary banks, South Side National Bank in St. Louis (SSNB), State Bank of Jefferson County (SBJC), Bank of Ste. Genevieve County (BSG), and The Bank of St. Charles County (BSCC), for the nine and three months ended September 30, 1999 and 1998, respectively. The "Other" column includes the Parent Company and all intercompany elimination entries.


                                                                NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                        SSNB      SBJC      BSG       BSCC     OTHER   CONSOLIDATED
                                                        ----      ----      ---       ----     -----   ------------
                                                                             (dollars in thousands)
RESULTS OF OPERATIONS
   Net interest income                               $ 11,223   $ 1,748   $ 2,655    $ 1,672   $ (74)    $ 17,224
   Provision for possible loan losses                       -        45         -          -       -           45
   Noninterest income                                   1,927       186       273        209      54        2,649
   Noninterest expense                                  8,600     1,214     1,394      1,087   1,305       13,600
   Federal income tax expense (benefit)                 1,132       212       447        259    (385)       1,665
   Net income (loss)                                    3,418       463     1,087        535    (940)       4,563
AVERAGE BALANCES
   Loans                                             $220,362   $41,346   $51,400    $37,255      71     $350,434
   Assets                                             416,806    61,815    89,901     57,745   1,348      627,615
   Deposits                                           334,285    55,557    78,125     52,263    (455)     519,775
FINANCIAL RATIOS
   Return on assets                                      1.09%     1.00%     1.61%      1.23%     -          0.97%
   Return on equity                                     10.25%    10.26%    15.38%     14.09%     -          9.35%
   Net interest margin                                   4.18%     4.18%     4.39%      4.03%     -          4.09%


                                                                  Nine Months ended September 30, 1998
                                                         SSNB       SBJC       BSG       BSCC       Other    Consolidated
                                                         ----       ----       ---       ----       -----    ------------
                                                                            (dollars in thousands)
RESULTS OF OPERATIONS
   Net interest income                                 $ 10,612   $ 1,790    $ 2,642    $ 1,616    $   (92)   $ 16,568
Provision for possible loan losses                            2        45        -          -           -           47
   Noninterest income                                     1,773       163        257        199         55       2,447
   Noninterest expense                                    7,318     1,017      1,314      1,047      1,211      11,907
   Federal income tax expense (benefit)                   1,266       288        458        258       (333)      1,937
   Net income (loss)                                      3,799       603      1,127        510       (915)      5,124
AVERAGE BALANCES
   Loans                                               $206,878   $40,919    $52,715    $37,306    $(1,384)   $336,434
   Assets                                               371,075    59,119     90,137     55,355      2,504     578,190
   Deposits                                             319,035    52,688     78,750     50,353       (800)    500,026
FINANCIAL RATIOS
   Return on assets                                        1.36%     1.36%      1.67%      1.23%       -          1.18%
   Return on equity                                       13.18%    13.31%     15.21%     14.87%       -         11.33%
   Net interest margin                                     4.52%     4.41%      4.31%      4.13%       -          4.25%


                                                              THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                     SSNB      SBJC      BSG        BSCC      OTHER   CONSOLIDATED
                                                     ----      ----      ---        ----      -----   ------------
                                                                          (dollars in thousands)
RESULTS OF OPERATIONS
   Net interest income                            $  3,762   $   603   $   913    $   559     $  (25)   $  5,812
   Provision for possible loan losses                  -          15       -          -           -           15
   Noninterest income                                  615        65        99         74         17         870
   Noninterest expense                               2,844       455       465        372        432       4,568
   Federal income tax expense (benefit)                397        59       161         86       (137)        566
   Net income (loss)                                 1,136       139       386        175       (303)      1,533
AVERAGE BALANCES
   Loans                                          $215,291   $43,820   $54,496    $37,951     $  210    $351,768
   Assets                                          423,893    62,908    90,007     57,904      2,078     636,790
   Deposits                                        332,433    56,599    78,009     52,139       (420)    518,760
FINANCIAL RATIOS
   Return on assets                                   1.07%     0.88%     1.72%      1.21%       -          0.96%
   Return on equity                                  10.22%    10.54%    15.27%     14.20%       -          9.29%
   Net interest margin                                4.21%     4.15%     4.39%      4.02%       -          4.05%


                                                          THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                     SSNB      SBJC      BSG       BSCC        OTHER    CONSOLIDATED
                                                     ----      ----      ---       ----        -----    ------------
                                                                            (dollars in thousands)

RESULTS OF OPERATIONS
   Net interest income                            $  3,783   $   595   $   904    $   552     $   (30)   $  5,804
   Provision for possible loan losses                    2        15       -          -            -           17
   Noninterest income                                  713        56        67         65          18         919
   Noninterest expense                               2,734       342       431        353         433       4,293
   Federal income tax expense (benefit)                432        95       156         89        (123)        649
   Net income (loss)                                 1,328       199       384        175        (322)      1,764
AVERAGE BALANCES
   Loans                                          $200,921   $40,969   $52,534    $37,168     $(1,444)   $330,148
   Assets                                          359,972    59,215    90,155     55,077       1,359     565,778
   Deposits                                        310,588    52,793    79,052     50,084        (800)    491,717
FINANCIAL RATIOS
   Return on assets                                   1.48%     1.34%     1.70%      1.27%         -         1.25%
   Return on equity                                  13.41%    13.39%    15.24%     14.79%         -        11.49%
   Net interest margin                                4.46%     4.42%     4.27%      4.15%         -         4.28%

 ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the three and nine months ended September 30, 1999 and 1998.

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

                              FINANCIAL HIGHLIGHTS
                     COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)

                                                      NINE MONTHS ENDED      Twelve Months Ended          Nine Months Ended
                                                     SEPTEMBER 30, 1999       December 31, 1998          September 30, 1998
                                                     ------------------      -------------------         ------------------

EARNINGS
   Total interest income                               $   32,078                $   42,227                   $   31,364
   Total interest expense                                  14,854                    19,857                       14,796
                                                       ----------                ----------                   ----------
   Net interest income                                     17,224                    22,370                       16,568
   Provision for possible loan losses                          45                        62                           47
                                                       ----------                ----------                   ----------
   Net interest income after provision for
     possible loan losses                              $   17,179                    22,308                   $   16,521
                                                       ==========                ==========                   ==========
   Net income                                          $    4,563                $    6,810                   $    5,124
                                                       ==========                ==========                   ==========

SHARE DATA

   Earning per common share:
     Basic                                             $     0.54                $     0.82                   $     0.62
     Diluted                                                 0.53                      0.80                         0.60
   Dividends paid per common share                           0.24                      0.29                         0.21
   Book value                                                7.66                      7.70                         7.63
  Tangible book value                                        7.20                      7.26                         7.18
   Shares outstanding (period-end)(1)                   8,613,628                 8,661,358                    8,691,858
   Average shares outstanding                           8,410,986                 8,297,250                    8,247,126
   Average shares outstanding, including
     Potentially dilutive shares                        8,614,671                 8,554,635                    8,482,761


FINANCIAL POSITION
   Total assets                                        $  631,988                  $610,293                   $  615,721
   Total deposits                                         515,710                   523,289                      529,004
   Total loans, net of unearned discount                  360,084                   356,988                      364,127
   Allowance for possible loan losses                       6,103                     6,192                        6,222
   Securities sold under agreements to repurchase           1,864                     2,949                        1,270
   FHLB borrowings                                         44,163                    14,287                       16,328
   Debt of Employee Stock Ownership Plan                    1,186                         -                            -
   Total shareholders' equity                              64,457                    64,964                       64,528

                                SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.


                                                      NINE MONTHS ENDED      Twelve Months Ended          Nine Months Ended
                                                     SEPTEMBER 30, 1999(2)    December 31, 1998          September 30, 1998(2)
                                                     ---------------------   -------------------         ----------------------
   Loan-to-deposit ratio                                    69.82%                    68.22%                       68.83%
   Allowance for possible loan losses to total loans         1.69                      1.73                         1.71
   Dividend payout ratio(3)                                 44.44                     39.02                        33.87
   Return on average assets                                  0.97                      1.15                         1.18
   Return on average shareholders' equity                    9.35                     11.12                        11.33
   Net interest margin on average
       interest-earning assets                               4.09                      4.15                         4.25
   Average shareholders' equity to average total
       Assets                                               10.37                     10.38                        10.42
   Tier I leverage capital to adjusted
   total consolidated assets less intangibles               10.02                     10.01                         9.66
   Tier I capital to risk-weighted assets                   16.34                     16.15                        16.04
   Total capital to risk-weighted assets                    17.60                     17.41                        17.29

(1) Shares outstanding at September 30, 1999, December 31, 1998 and September 30, 1998 include 194,576, 222,372, 231,636 shares, respectively, held by the Employee Stock Ownership Plan which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.

(2) Statistical information is annualized where applicable.

(3) Dividends paid per common share divided by basic earnings per common share.

                               FINANCIAL POSITION

         Total consolidated assets of the Company have increased $21,695,000 during 1999 to $631,988,000 at September 30, 1999 compared to $610,293,000 at
December 31, 1998. This increase was due to a $30 million leverage strategy employed by the Company, which was partially offset by a decrease in time deposits, as competition for banking relationships remains very strong.

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

                                                                                      (in thousands)
                                                       SEPTEMBER 30, 1999            December 31, 1998       September 30, 1998
                                                       ------------------             ----------------       ------------------

      Commercial, financial and agricultural                  $ 65,566                  $ 68,166                   $ 67,991
      Real estate-commercial                                   124,771                   115,214                     97,598
      Real estate-construction                                  22,249                    21,993                     32,481
      Real estate-residential                                  116,554                   119,917                    131,257
      Consumer                                                  23,095                    22,219                     23,915
      Industrial revenue bonds                                   3,438                     4,717                      4,935
      Other                                                      4,411                     4,762                      5,950
                                                              --------                  --------                   --------
                                                              $360,084                  $356,988                   $364,127
                                                              ========                  ========                   ========

         The Company's loan portfolio totaled $360,084,000 at September 30, 1999, which represents an increase of approximately $3 million since December 31, 1998. After decreasing over $16 million during the first and second quarters of 1999, total loans outstanding increased by more than $19 million during the third quarter. The third quarter increase in loans can be attributed to increased marketing efforts and loan officer calling programs, which began during the first quarter of the year. The third quarter growth has been in all of the lending categories with the exception of real estate construction and other loans. New home equity products, as well as, new adjustable rate mortgage loan products have resulted in a $5.2 million net increase in the residential real estate loan portfolio. Commercial real estate and commercial, financial and agricultural loans have increased $12.8 million and $2.3 million, respectively, as a direct result of intensified calling efforts of the Company's commercial loan officers. Management is very pleased with the third quarter loan growth, but the Company has not lost sight of the need to continually monitor credit quality and apply sound underwriting standards.

                  SUMMARY OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                           (in thousands)
                                                  NINE MONTHS ENDED      Twelve Months Ended     Nine Months Ended
                                                  SEPTEMBER 30, 1999      December 31, 1998      September 30, 1998
                                                  ------------------      -----------------      ------------------



BALANCE AT BEGINNING OF PERIOD                         $6,192                   $6,120                  $6,120
Provision charged to expense                               45                       62                      47
Loans charged off                                        (373)                    (536)                   (435)
Recoveries                                                239                      289                     233
Balance of allowance for possible loan
  losses of PSB at date of acquisition                      -                      257                     257
                                                       ------                   ------                  ------
BALANCE AT END OF PERIOD                               $6,103                   $6,192                  $6,222
                                                       ======                   ======                  ======

         The balance of the allowance for possible loan losses decreased by $89,000 during the first nine months of 1999, as charge offs exceeded recoveries of loans previously charged off for the period by $134,000 and the Company recorded a provision for possible loan losses during the first nine months of $45,000. Based upon the Company's internal analysis of the adequacy of the allowance for possible loan losses, management of the Company believes the level is adequate to cover losses inherent in the loan portfolio under current conditions. While management believes the current level of the allowance for possible loan losses is adequate, continued loan growth in future quarters may necessitate the Company recording increased provisions for loan losses in those periods. The ratio of allowance for possible loan losses as a percentage of total loans was 1.69% as of September 30, 1999 compared to 1.73% and 1.71% at December 31, 1998 and September 30, 1998, respectively.

                              NONPERFORMING ASSETS

                                                                                      (dollars in thousands)

                                                                SEPTEMBER 30, 1999      December 31, 1998      September 30, 1998
                                                                ------------------      -----------------      ------------------

     Nonaccrual loans                                                  $4,430                 $3,189                 $2,726
     Loans past due 90 days or more and still
        Accruing interest                                                 994                  1,361                  2,404
                                                                       ------                 ------                 ------
            TOTAL NONPERFORMING LOANS                                   5,424                  4,550                  5,130
     Other real estate owned                                              817                    886                  1,013
                                                                       ------                 ------                 ------
            TOTAL NONPERFORMING ASSETS                                 $6,241                 $5,436                 $6,143
                                                                       ======                 ======                 ======

     RATIOS:
       Total nonperforming loans as % of total loans                     1.51%                  1.27%                  1.41%
       Nonperforming assets as % of total loans and
         Other real estate owned                                         1.73                   1.52                   1.68
       Nonperforming assets as % of total assets                         0.99                   0.89                   1.00


         Nonperforming assets totaled $6,241,000 or 0.99% of total assets at September 30, 1999 compared to $5,436,000 or 0.89% and $6,143,000 or 1.00% at
December 31, 1998 and September 30, 1998, respectively. The increase in nonaccrual loans during 1999 is the result of the addition of approximately $1,900,000 in loans to one commercial borrower. The borrower is currently in the process of liquidating assets to satisfy its obligations and sufficient reserves have been established should there be a short-fall from the liquidation of the collateral securing the loans. The decrease in loans past due 90 days or more and still accruing interest was due to the renewal of several loans. Loans in this category are typically past due because the loan has matured and the renewal has not been processed because it is lacking all of the required documentation. These loans are typically current as to the payment of principal and interest. Fluctuations in the level of nonperforming assets are a normal part of the Company's business, however, management is cognizant of the need to continually ensure that nonperforming assets remain at acceptably low levels.

         A loan is reported as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's loan policy generally requires that a credit meeting the above criteria be placed on nonaccrual status; however, loans which are past due more than 90 days as to payment of principal or interest are also considered to be impaired. These loans are included in the total of nonperforming assets. Loans past due less than 90 days are generally not considered impaired; however, a loan which is current as to payments may be determined by management to demonstrate some of the characteristics of an impaired loan. In these cases, the loan is classified as impaired while management evaluates the appropriate course of action. The Company's primary basis for measurements of impaired loans is the collateral underlying the identified loan.

         Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of September 30, 1999, there were no concentrations of loans exceeding 10% of total loans, which were not disclosed as a category of loans, detailed on page 11.

INVESTMENTS IN DEBT SECURITIES
         Investments in debt securities have increased $35.6 million since December 31, 1998 due to a second leverage strategy employed by the Company's lead bank. To utilize a portion of such bank's excess capital capacity, the bank borrowed $30 million in FHLB advances to fund the purchase of mortgage-backed securities. In 1998, the Company implemented a similar $10 million strategy. The remainder of the increase can be attributed to a decrease in Federal funds sold. Overall, the investment portfolio contains a diverse mixture of debt securities in terms of the types of securities, interest rates, and maturity distribution, which is beneficial to the Company when reacting to changes in the interest rate environment.

DEPOSITS
         Total deposits decreased $7.6 million during the first nine months of 1999 as a result of a decrease in noninterest-bearing and time deposits. Noninterest-bearing and time deposits decreased by approximately $5.5 and $14.7 million, respectively, during the first nine months of 1999, but were partially offset by approximately $12.6 million in growth of interest-bearing demand and savings deposits. Competition for time deposits remains intense, as start-up banks, as well as established institutions, fight for market share. While the Company is careful to retain its core-deposit base, management is less aggressive with respect to time deposit pricing than some of its competitors. The decrease in noninterest-bearing demand deposits was largely the result of normal fluctuations in the balances of some of the Company's larger commercial deposit customers. The growth in interest-bearing demand deposits is due, in part, to management's focus on attracting and retaining these deposits, as well as the customers desire to keep more funds liquid during periods of low interest rates.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
         Securities sold under agreements to repurchase (REPOs) declined $1.1 million during the first nine months of 1999, due to normal daily fluctuations in the balances of the underlying accounts. The majority of the Company's REPOs are used by larger commercial customers as a daily cash management tool, therefore, depending on their individual liquidity positions, the balances in these accounts can vary considerably.

FEDERAL HOME LOAN BANK (FHLB) BORROWINGS
         The $29.9 million increase in FHLB borrowings was due to $30 million in FHLB borrowings obtained as part of the aforementioned leverage strategy.

DEBT OF EMPLOYEE STOCK OWNERSHIP PLAN
         In September 1999, the Company's Employee Stock Ownership Plan borrowed $1,186,000 from an unaffiliated financial institution. Previously, this debt was financed through South Side National Bank in St. Louis, the proceeds of which were used to purchase shares of the Company's common stock. The debt is guaranteed by the Company and thus is reflected on the Company's consolidated balance sheet.

ASSET/LIABILITY MANAGEMENT
         As reflected on the Repricing and Interest Rate Sensitivity Analysis below, the Company has a reasonably well balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.04x. Generally, a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors, which are beyond management's control. Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.


                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                             (dollars in thousands)
                               SEPTEMBER 30, 1999

                                                                            Over             Over
                                                                          3 months          1 year
                                                        3 months           through          through        Over
                                                        or less           12 months         5 years       5 years        Total
                                                        -------           ---------         -------       -------        -----
Interest-earning assets:

    Due from bank interest bearing                     $    455          $    -            $    -        $    -         $    455
    Federal funds sold                                    5,300               -                 -             -            5,300
    Investments available-for-sale                       19,828            18,685            59,506        52,704        150,723
    Investments held-to-maturity                          6,153            17,173            24,134        19,378         66,838
    Loans, net of unearned discount (1)                 197,588            45,575            84,224        32,697        360,084
                                                       --------         ---------          --------      --------       --------
        Total interest-earning assets                   229,324            81,433           167,864       104,779        583,400
                                                       --------         ---------          --------      --------       --------

Cumulative interest-earning assets                      229,324           310,757           478,621       583,400        583,400
                                                       --------         ---------          --------      --------       --------

Interest-bearing liabilities:
    Interest-bearing demand deposits                     54,567            31,181            38,977        31,181        155,906
    Savings deposits                                     22,566            12,895            16,118        12,895         64,474
    Time deposits under $100,000                         44,194            80,288            61,258           -          185,740
    Time deposits $100,000 and over                      18,485            22,458             3,666           -           44,609
    Securities sold under agreements
      to repurchase                                       1,864               -                 -             -            1,864
    FHLB borrowings                                         -              10,000            34,163           -           44,163
    ESOP debt                                               -                 -               1,186           -            1,186
                                                       --------         ---------          --------      --------       --------
        Total interest-bearing liabilities              141,676           156,822           155,368        44,076        497,942
                                                       --------         ---------          --------      --------       --------

Cumulative interest-bearing liabilities                 141,676           298,498           453,866       497,942        497,942
                                                       --------         ---------          --------      --------       --------

Gap analysis:
    Interest sensitivity gap                            $87,648         $(75,389)          $ 12,496      $ 60,703       $ 85,458
                                                       ========         ========           ========      ========       ========
    Cumulative interest
        sensitivity gap                                 $87,648         $ 12,259           $ 24,755      $ 85,458       $ 85,458
                                                       ========         ========           ========      ========       ========

Cumulative gap ratio of interest-
    earning assets to interest-bearing
    liabilities                                           1.62x             1.04x             1.05x         1.17x          1.17x
                                                       ========         ========           ========      ========       ========



(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES
         The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 17.60%, 17.41% and 17.29% as of September 30, 1999, December 31, 1998, and September 30, 1998, respectively, which included Tier I capital ratios of 16.34%, 16.15%, and 16.04%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

         In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 10.02%, 10.01%, and 9.66% at September 30, 1999, December 31, 1998,
and September 30, 1998, respectively. As of September 30, 1999, all of the Company's subsidiary banks were well capitalized under the regulatory framework for prompt corrective action.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY
         Net income was $4,563,000 for the nine months ended September 30, 1999 compared to $5,124,000 for the nine months ended September 30, 1998, which represents a $561,000 or a 12% decrease over the prior year. In addition, third quarter net income was $1,533,000 compared to $1,764,000 in the prior year. Both of the decreases were the result of a combination of several factors. First, increases in net interest and noninterest income attributable to the acquisition of Public Service Bank, FSB (PSB) on June 29, 1998, were more than offset by increases in personnel, occupancy, data processing and other expenses associated with the branches acquired. Second, noninterest expense increased in 1999 due to start-up and operational overhead expenses related to the opening of two new facilities. South Side National Bank in St. Louis opened the Company's sixteenth facility in January, 1999 and the State Bank of Jefferson County opened the Company's seventeenth branch in May of this year. Third, costs associated with Y2K testing and preparedness also affected noninterest expense in the current year. Management anticipates that ongoing Y2K expenses will not be significant, and that start-up costs associated with the new facilities should not continue into future quarters. However, as with any expansion effort, the Company will continue to face downward pressure on earnings until growth at these new branches provides a sufficient deposit base to offset the overhead expense at these locations. While having a negative affect in the short-term, management believes these expansion efforts will provide solid long-term financial results for the Company.

         Net income for the first nine months of 1999 resulted in an annualized return on average assets (ROA) of 0.97% compared to 1.18% in the prior year, and an annualized return on average shareholders' equity (ROE) of 9.35% compared to 11.33% in the prior year. ROE continues to be negatively impacted by the Company's strong equity position, and was a major factor in the Company's decision to implement the $30 million leverage strategy. Diluted earnings per common share were $0.53 for the first nine months of 1999 compared to $0.60 for the first nine months of 1998.

                        SELECTED STATISTICAL INFORMATION

   THE FOLLOWING IS SELECTED STATISTICAL INFORMATION FOR SOUTHSIDE BANCSHARES
                            CORP. AND SUBSIDIARIES.

    I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST
                        RATES AND INTEREST DIFFERENTIAL

     CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES
                             (DOLLARS IN THOUSANDS)

                         NINE MONTHS ENDED SEPTEMBER 30,

------------------------------------------------------------------------------------------------------------------------------------
                                                                     1999                                     1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 AVERAGE                                    Average
                                                                   INTEREST       RATES                      Interest         Rates
                                                      AVERAGE       INCOME\      EARNED\          Average    Income\        Earned\
                                                      BALANCE       EXPENSE      PAID(3)          Balance    Expense        Paid(3)
                                                      -------       -------      -------          -------    -------        -------

                         ASSETS
Loans, net of unearned discount (1) (2) (3)          $350,363       $22,128         8.42%        $336,434     $22,488          8.91%
Investments in debt securities:
   Taxable(4)                                         176,064         7,865         5.96          152,492       6,897          6.03
   Exempt from Federal income tax (3) (4)              32,453         1,870         7.68           27,989       1,695          8.08
Short-term investments                                 26,659           951         4.76           25,259       1,001          5.28
                                                     --------       -------                      --------     -------
      Total interest-earning assets/interest
        income/overall yield (3)                      585,539        32,814         7.47          542,174      32,081          7.89
Allowance for possible loan losses                     (6,185)      -------         ====           (6,142)    -------          ====
Cash and due from banks                                18,153                                      15,564
Other assets                                           30,108                                      26,594
                                                     --------                                    --------
         TOTAL ASSETS                                $627,615                                    $578,190
                                                     ========                                    ========


    LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits         $219,408         4,672         2.84%        $205,543       4,879          3.16%
Time deposits                                         233,842         8,714         4.97          233,768       9,421          5.37
Short-term borrowings                                   2,856            93         4.34            3,721         124          4.44
Other borrowings                                       34,451         1,371         5.31            8,699         372          5.70
Debt of Employee Stock Ownership Plan                      71             4         7.50                -           -             -
                                                     --------       -------                      --------     -------
Total interest-bearing liabilities/interest-
  expense/overall rate                                490,628        14,854         4.04          451,731      14,796          4.37
                                                                    -------         ====                      -------          ====
Non-interest-bearing demand deposits                   66,525                                      60,715
Other liabilities                                       5,369                                       5,470
Shareholders' equity                                   65,093                                      60,274
                                                     --------                                    --------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                     $627,615                                    $578,190
                                                     ========                                    ========

NET INTEREST INCOME                                                 $17,960                                   $17,285
                                                                    =======                                   =======

NET INTEREST MARGIN ON AVERAGE
  INTEREST-EARNING ASSETS                                                          4.09%                                      4.25%
                                                                                   ====                                       ====



(1)      Interest income includes loan origination fees.
(2)      Average balance includes nonaccrual loans.
(3)      Interest yields are presented on a tax-equivalent basis.
(4)      Includes investments available-for-sale.

NET INTEREST INCOME
         As reflected in the Selected Statistical Information table on the previous page, net interest income on a fully tax-equivalent basis increased by $675,000 in the first nine months of 1999 when compared to the first nine months of 1998. The increase in net interest income was due in part to the acquisition of PSB, as well as the $30 million leverage strategy employed during the first quarter of 1999, however, these factors were offset by a decrease in the Company's net interest margin on average interest-earning assets. Average interest-earning assets increased by $49,425,000 from the comparable prior period, but the average yield on those assets declined by 42 basis points from 7.89% in 1998 to 7.47% in 1999. The major factor in this decline has been a 49 basis point decrease in the yield on loans, as competition for loans in the Company's markets continues to be very strong, consequently loans are being priced with lower yields in order to attract and retain borrowing relationships. The Company's cost of funds also decreased from 1998 to 1999, although the 33 basis point drop was not sufficient to offset the decrease in loan yields. Because the Company's loan to deposit ratio is below its competitors, it has been less aggressive in its deposit pricing, which explains the decrease in the cost of funds. The Company was able to reverse this trend during the third quarter, when the average rate earned on assets increased six basis points, while the average rate paid on deposits and borrowings increased only 2 basis points, which resulted in a 4 basis point improvement in the net interest margin from 4.05% in the second to 4.09% in the third quarter of 1999. This improved net interest margin resulted in a $101,000 increase in net interest income in the third quarter of 1999 as compared to the second quarter of 1999. Management believes the Company can continue this trend into the fourth quarter and beyond through additional loan growth. Even in today's extremely competitive interest rate environment, replacing investment securities with loans will have a positive effect on the net interest margin.

PROVISION FOR POSSIBLE LOAN LOSSES
         The provision for possible loan losses remained at a relatively low level of $45,000 during the first nine months of 1999. Based on the Company's analysis of the adequacy of the allowance for possible loan losses, management determined it was not necessary to record significant provisions for possible loan losses. Management will continue to assess the adequacy of the allowance for possible loan losses on a regular basis throughout the year, and if loan growth continues throughout the year, increased provisions for possible loan losses may be necessary to ensure the allowances for possible loan losses are maintained at the appropriate levels.

NONINTEREST INCOME
         Noninterest income increased $202,000 during the first nine months of 1999 in comparison to the first nine months of the prior year, and decreased $49,000 from the third quarter of 1998. Trust department income increased in both the first nine months and third quarter of 1999 when compared to 1998. These increases were largely due to growth in this area over the past year, resulting from mergers and consolidations in the banking industry, which has prompted many trust customers to seek out more personalized trust services, like those offered by the Company's trust department. Service charges also increased in both the third quarter and first nine months of the year, due in part to the additional accounts acquired in the PSB acquisition in June, 1998. Gains on sales of loans remained higher than the prior year for the nine months ended September 30, 1999, but are down significantly when comparing the third quarter of 1999 to the third quarter of the prior year. The year-to-date increase was due to the PSB acquisition in 1998, when only one quarter of operations was included in the Company's financial statements, where as 1999 includes all three quarters. The decrease in third quarter income was due in part to turnover in the mortgage staff, which has resulted in a decrease in volume. In addition, a slightly higher interest rate environment in the current year has caused a reduction in the number of borrowers refinancing, and has prompted many new home buyers to consider adjustable rate loan products which the Company typically does not sell in the secondary market.

NONINTEREST EXPENSE
         Noninterest expense for the first nine months of 1999 increased $1,693,000 when compared to the first nine months of the prior year and $275,000 in the third quarter of 1999 compared to the third quarter of 1998. Salaries and employee benefits increased by $680,000 for the year and $135,000 for the quarter. The majority of the increase in the year-to-date amount was due to the additional personnel acquired in the PSB acquisition, as well as, the employees hired to staff two new branches opened during 1999. The remainder of the increases can be attributed to normal pay increases and increased labor costs associated with the areas tight labor market. The Company acquired the two PSB branches at the end of June, 1998, then opened its sixteenth facility in January, 1999 and its seventeenth facility in May, 1999. These additional branches have been largely responsible for the increase in net occupancy and equipment expense. The increase in data processing expense was partially due to the Company's local area and wide area networks being upgraded, in part to ensure Y2K compliance, and to improve operating efficiency. There were also start-up and duplicate expenses incurred during the first nine months of 1999, as the Company moved their network operations center, which required running parallel systems to ensure minimal disruption when the switchover occurred. Data processing expense for the first nine months of 1999 also contained expenses associated with Y2K testing and preparedness. The increase in other noninterest expense was caused by goodwill amortization associated with PSB acquisition, as well as, increased costs for supplies, telecommunications, insurance, postage, and other expenses related to the operation of the additional branches.

INCOME TAXES
         Federal income tax expense for the first nine months of 1999 was $1,665,000 compared to $1,937,000 in the first nine months of 1998. The Company's effective tax rate decreased to 26.73% for the first nine months of 1999, compared to 27.43% for the first nine months of 1998. This decrease was due to the net effect of an increase in tax exempt income and additional low-income housing tax credits, which were partially offset by an increase in goodwill amortization, which is a nondeductible expense for tax purposes.

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

THE YEAR 2000 ISSUE
         Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems, a problem known as the Year 2000 or Y2K dilemma. The Year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. The Year 2000 issue relates to computer programs and systems that have used a two-digit field rather than a four-digit field to represent the year. Therefore, these programs do not properly recognize a year that begins with "20" instead of "19". The risk of a system failure and data processing errors may be the result of this programming logic. These programs could experience malfunctions when the last two digits of the change to "00" and are interpreted as 1900 rather than 2000. This misinterpretation could result in disruption to normal business operations. Due to these possible ramifications, the Company is taking the Year 2000 Issue very serious. Management has implemented a company-wide initiative for preparing its systems, applications and equipment for functionality in the Year 2000 and beyond. The Company's Year 2000 project consists of five phases including awareness, assessment, renovation, testing and implementation, all of which are substantially complete.

         The Company continues to monitor efforts to ready internal systems for the Year 2000. Highest priority has been assigned to those systems determined to be critical to the ongoing operations of the Company. Programming changes and testing of critical systems, applications, and equipment are substantially complete, and management presently believes that the Year 2000 issue will not pose a substantial internal operating risk to the Company. However, the novelty and complexity of the issues presented and the proposed solutions therefore and our dependence on the technical skills of employees and independent contractors and on the representations and preparedness of their parties are among the factors that could cause our efforts to be less than fully effective. Moreover, Year 2000 compliance issues present a number of risks that are beyond our reasonable control, such as failure of telecommunications companies to provide voice and data services, the failure of other financial institutions to process transactions and transfer funds, the failure of vendors to deliver materials and perform services required by us and the collateral effects on us of the effects of Year 2000 issues on the economy in general or on our customers in particular. Although we believe that our Year 2000 compliance program has appropriately identified and addressed potential Year 2000 issues that are subject to our reasonable control, there can be no assurances that our efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operation

         The Company modified its credit risk assessment to include the consideration of incremental risk that may be posed by customer's inability, if any, to address Year 2000 issues. Management presently believes this risk to be manageable, and continues to monitor customer's efforts to prepare for the Year 2000. Additionally, the Company has implemented a process for assessing the readiness of its major vendors, suppliers and business partners. There can be no guarantee, however, that the systems of these outside parties will be remediated on a timely basis or that a failure to remediate by one of these parties would not have a material adverse effect on the Company. If the systems and applications of key third parties are materially impacted by the year 2000 issue, the Company could lose certain of its abilities to effectively engage in normal business activities which could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory or enforcement actions. The Company feels that it has assessed the worst case scenario that can be caused by the oncoming Year 2000 and has adequately addressed the possible effect thereof. The Company has assessed the types and nature of contingency plans that will be required to maintain the Company's operational capacity after January 1, 2000. Contingency plans cover all critical areas of the Company, as well as customers, suppliers and business partners.

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

         The foregoing discussion of Year 2000 issues is based on management's most current estimates. These estimates utilize multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, third party efforts, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual costs and results could differ materially from the estimates currently anticipated by the Company. Specific factors that might cause such material differences include, but are not limited to, failure of a key third party to meet expectations, availability and costs of key personnel, and the public's perception of the Year 2000 risk.

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


                                                                            Book                        Dividends Paid Per
                                   High Bid      Low Bid        Close      Value          Market/Book      Common Share
                                   --------      -------        -----      -----          -----------      ------------
3RD QUARTER - 1999                   $11.3125      $9.00       $9.50       $7.66            124.02%           $0.080
2nd Quarter - 1999                    11.625       10.00       11.3125      7.63            148.26             0.080
1st Quarter - 1999                    13.00        10.75       11.625       7.76            149.81             0.080

4th Quarter - 1998                    15.00        11.75       12.25        7.70            159.09             0.080
3rd Quarter - 1998                    13.00        11.17       12.375       7.63            162.19             0.073
2nd Quarter - 1998                    14.92        12.08       12.08        7.48            161.50             0.070
1st Quarter - 1998                    12.58        11.42       12.58        7.11            176.93             0.067


PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         In the normal course of business, the Company had certain routine lawsuits pending at September 30, 1999. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHSIDE BANCSHARES CORP.
                                      ----------------------------------




November 12, 1999                     /s/  Thomas M. Teschner
-----------------                     ----------------------------------
                                      Thomas M. Teschner
                                      President
                                      (Principal Executive Officer)




November 12, 1999                     /s/  Joseph W. Pope
-----------------                     ----------------------------------
                                      Joseph W. Pope
                                      Senior Vice President and Chief
                                      Financial Officer (Principal Financial
                                      Officer, Controller, and Principal
                                      Accounting Officer)