Form 10-K
period 1999-12-31
SOUTHSIDE BANCSHARES CORP
filed 2000-03-30
CIK 703970

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from           to
                                           ----------  ----------
                         Commission File Number 0-10849

                           SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              MISSOURI                                  43-1262037
--------------------------------------      ------------------------------------
   (State or Other Jurisdiction of            (IRS Employer Identification No.)
    Incorporation or Organization)

  3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                     63116
--------------------------------------------            ---------------------
  (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:  (314) 776-7000
                                                    -----------------

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

                         COMMON STOCK, $1.00 PAR VALUE
          ------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 24, 2000, the aggregate market value, computed by the average bid and asked prices, of the voting stock held by non-affiliates of the Registrant was approximately $44,048,000.

         As of March 24, 2000, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 8,593,628.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference herein include (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (Part I and Part II); and (2) Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 27, 2000 (Part III).

                                     PART I

ITEM 1.       BUSINESS

         (a)  General

         Southside Bancshares Corp. ("Southside") was incorporated under the laws of the State of Missouri on January 25, 1982. Southside became a registered bank holding company on January 3, 1983 when South Side National Bank in St. Louis and a wholly-owned subsidiary of Southside were merged. The wholly-owned subsidiary of Southside now continues banking operations under the name "South Side National Bank in St. Louis." Prior to such merger, Southside was not actively involved in any banking operations. Southside's principal office is located at 3606 Gravois Avenue, St. Louis, Missouri 63116.

         Southside, through its subsidiary banks, is primarily engaged in commercial banking and providing trust services. Southside and its subsidiaries had, at December 31, 1999, consolidated total assets of approximately $678 million. The following table shows the year of acquisition, total assets, total loans and total deposits at December 31, 1999, before elimination of intercompany accounts, of each of Southside's wholly-owned subsidiary banks, all of which are located in Missouri.

                                                                                  (in thousands)
                                                Year of    ---------------------------------------------------------
                   Bank                       Acquisition        Total Assets         Total Loans     Total Deposits
                   ----                       -----------        ------------         -----------     --------------
South Side National Bank in St. Louis            1983              $ 453,877            $ 245,210        $ 324,575
State Bank of Jefferson County                   1983              $  67,145            $  47,420        $  58,142
Bank of Ste. Genevieve                           1985              $  90,552            $  57,848        $  77,794
The Bank of St. Charles County                   1986              $  61,131            $  41,959        $  55,639

         Southside's subsidiary banks, which operated 17 banking offices in Missouri during 1999, are engaged in the general banking business of accepting funds for deposit, making loans, renting safe deposit boxes and performing such other banking services as are usual and customary in banks of similar size and character. All of the subsidiary banks offer real estate, commercial and consumer loans. Customers of all subsidiary banks are offered regular checking, interest-bearing checking, money market, savings, certificates of deposit and IRA accounts. South Side National Bank in St. Louis, State Bank of Jefferson County and The Bank of St. Charles County also provide Honor and CIRRUS 24-hour automated teller machines. Bank of Ste. Genevieve has two 24-hour banking machines on the Shazam and CIRRUS automated teller networks. South Side National Bank in St. Louis also provides a 24-hour automated teller machine at its Customer-Bank Communications Terminal branch in St. Anthony's Medical Center located at 10010 Kennerly Road, St. Louis County, Missouri 63128.

         Customers of all of the subsidiary banks are also offered the services of the trust department of South Side National Bank in St. Louis. At December 31, 1999, the combined market value of fiduciary and custodial assets under management of the trust department was approximately $271 million, which are not included in the consolidated assets of Southside as they do not represent assets of Southside.

         The responsibility for the management of the subsidiary banks remains with the officers and directors of the respective banks. Southside provides the subsidiary banks with assistance and service in auditing, record keeping, tax planning, trust operations, new business development, lending, regulatory compliance and human resources management.

         Southside has eight officers. Southside utilizes, to the extent necessary, the officers, employees and services of its banking subsidiaries. On December 31, 1999, Southside and its wholly-owned subsidiaries had 261 full-time employees and 34 part-time employees.

         The information on page 4 and pages 47-50 of the Southside Bancshares Corp. 1999 Annual Report to Shareholders is incorporated herein by reference.

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

         The BHCA requires bank holding companies to obtain prior approval from the Federal Reserve Board before (1) acquiring (except in certain limited circumstances) direct or indirect ownership or control of more than 5% of the voting shares of any bank, (2) acquiring all or substantially all of the assets of any bank, or (3) merging or consolidating with any other bank holding company. In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into consideration the financial and managerial resources and future prospects of the company or companies and the banks concerned, and the convenience and needs of the community to be served.

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

         The BHCA further prohibits a bank holding company, with certain exceptions, from engaging in and from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in a business other than that of banking, managing and controlling banks, or furnishing services to its affiliated banks. An exception to this prohibition provides that a bank holding company may engage in, and may own shares of companies engaged in, certain businesses which the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has adopted regulations specifying areas of activity which it regards as so closely related to banking or the managing of banks as to be permissible for bank holding companies under the law, subject to Board approval in individual cases. Southside is not engaged in any such non-banking activities.

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted. As of September 29, 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry, subject to state deposit caps and a 10% nationwide deposit cap. This legislation also provides that, subject to future action by individual states, a holding company has the right, commencing on June 1, 1997, to convert the banks which it owns in different states to branches of a single bank. States were permitted to "opt out" of this full interstate branching provision prior to the effective date, but could not "opt out" of the law allowing bank holding companies from other states to enter such states. Missouri, in which all of Southside's subsidiary banks are located, did not "opt out" of the interstate branching provisions of this legislation.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies the following capital standards for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below any such measure, and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. The FDICIA requires a bank that is determined to be undercapitalized to submit a capital restoration plan, and the bank's holding company must guarantee that the bank will meet its capital plan, subject to certain limitations. The FDICIA also prohibits banks from making any capital distribution or paying any management fee if the bank would thereafter be undercapitalized.

         The FDICIA grants the Federal Deposit Insurance Corporation ("FDIC") authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio defined in FDICIA. FDICIA also requires the FDIC to implement a risk-based insurance assessment system pursuant to which the premiums paid by a depository institution are based on the probability that the BIF will incur a loss in respect of such institution. The FDIC has adopted a deposit insurance assessment system that places each insured institution in one of nine risk categories based on the level of its capital, evaluation of its risks by its primary state or federal supervisor, statistical analysis and other information.

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was signed into law on September 30, 1996. Among other matters, EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve Board. Written notice is required within ten days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier I capital. The foregoing prior notice requirement also applies to commencing non-banking activity de novo which has been previously approved by order of the Federal Reserve Board, but not yet implemented by regulations.

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

         The primary subsidiary of Southside, South Side National Bank in St. Louis, is a national bank and, as such, its primary bank regulatory authority is the Office of the Comptroller of the Currency. A national bank is also subject to regulations of the Federal Reserve Board and the FDIC. Banks organized under state law which are members of the Federal Reserve System are regulated and examined primarily by the Federal Reserve Board and state banking authorities, while banks organized under state law which are not members of the Federal Reserve System are regulated and examined primarily by the Federal Deposit Insurance Corporation and state banking authorities. The Bank of Ste. Genevieve is a state-chartered bank which is a member of the Federal Reserve System, while State Bank of Jefferson County and The Bank of St. Charles County are state-chartered banks which are not members of the Federal Reserve System. Regulation by the federal and state banking authorities is designed to protect depositors rather than shareholders.

         Subsidiary bank dividends are the principal source of revenue to Southside, although management fees may be charged to cover services rendered to such subsidiary banks. The ability of each subsidiary bank to pay such dividends to Southside is subject to limitations established by various state and federal laws and regulations. Banks organized under either federal or state laws are limited in the amount of dividends that they may declare, depending upon the amount of their capital and surplus, and in certain instances must obtain regulatory approval before declaring dividends. Under the National Banking Act, until a national bank's surplus equals or exceeds the amount of its capital, no dividend may be declared unless at least one-tenth of the national bank's net profit earned since declaration of the last dividend has been transferred to surplus. Under federal law, regulatory approval is required for any dividend by a national bank or a state-chartered bank which is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus. Under Missouri law, a state-chartered bank which is not a member of the Federal Reserve System whose surplus account for each dividend period does not equal at least 40% of the amount of its capital stock is required to transfer to its surplus account 10% of its net income for such dividend period. Retained earnings in excess of any such required transfer to surplus are available for dividends. In addition, sound banking practices require the maintenance of adequate levels of capital. Federal regulatory authorities have adopted standards for the maintenance of capital by banks, and adherence to such standards may further limit the ability of banks to pay dividends.

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999 (the "Financial Services Act"). Among other things, the Financial Services Act repeals certain restrictions of the Glass-Steagall Act relating to banks affiliating with securities firms. The Financial Services Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, and authorizes activities that are "complementary" to financial activities and "financial in nature." Activities that are expressly deemed to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve Board and the Treasury Department, in cooperation with one another, must determine what additional activities are "financial in nature." With certain exceptions, the Financial Services Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Financial Services Act became effective March 11, 2000.

         Bank holding companies that intend to engage in the newly authorized activities under the Financial Services Act must elect to become "financial holding companies." Financial holding company status is only available to a bank holding company if all of its affiliated depository institutions are "well capitalized" and "well managed," based on applicable banking regulations, and have a Community Reinvestment Act rating of at least "a satisfactory record of meeting community credit needs." Financial holding companies and banks may continue to engage in activities that are financial in nature only if they continue to satisfy the well capitalized and well managed requirements. Bank holding companies that do not elect to be financial holding companies or that do not qualify for financial holding company status may engage only in non-banking activities deemed "closely related to banking" prior to adoption of the Financial Services Act.

         The Financial Services Act is likely be the subject of extensive rule making by federal banking regulators and others. The effects of this legislation will only begin to be understood over the next several years and at this time cannot be predicted with any certainty.

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

         The information contained in note 12 of the Notes to Consolidated Financial Statements on pages 41-43 of the Southside Bancshares Corp. 1999 Annual Report to Shareholders is incorporated herein by reference.

         (c)  Competition

         Southside and its subsidiaries encounter substantial competition in all aspects of their banking activities. New banks may be established in the market areas of the subsidiary banks, and the location of existing banks may be moved on occasion. In addition, competing banks and competing bank holding companies are continuing to establish separate banking facilities or branches which have been permitted under Missouri law since 1972. Any such new or relocated banks and facilities may have a tendency to increase the competition faced by the subsidiary banks. Missouri law permits unlimited, state-wide branching for both national and state-chartered banks, subject to certain criteria.

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

         (d)  Monetary Policy and Economic Conditions

         The principal sources of funds to banks and bank holding companies are deposits, stockholders' equity and borrowed funds. Stockholders' equity is represented by common stock, surplus and retained earnings, as well as current net income. Borrowed funds include short, intermediate and long-term debt, as well as Federal Funds purchased and securities sold under agreements to repurchase. The availability of these various sources of funds and other potential sources, such as preferred stock, convertible securities and commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the monetary policies of the Federal Reserve Board and the relative costs of different types of funds.

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

         (e)  Statistical Information

         The following selected statistical information relative to Southside and its subsidiaries should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Southside Bancshares Corp. 1999 Annual Report to Shareholders, incorporated herein by reference.

         (f)  Forward-Looking Statements

         Statements contained in this Report and in future filings by Southside with the Securities and Exchange Commission, in Southside's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended). There can be no assurance, in light of these risks and uncertainties, that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements:

         - Credit risk: While Southside has had good credit quality in recent years, approximately 54% of its loans as of December 31, 1999 were commercial (including commercial real estate), financial, and agricultural loans. Changes in local economic conditions could adversely affect credit quality in Southside's loan portfolio.

         - Interest rate risk: Although Southside actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely impact Southside's net interest margin if changes in its cost of funds do not correspond to the changes in income yields.

         - Competition: Southside's activities involve competition with other banks as well as other financial institutions and enterprises. Also, the financial service markets have and likely will continue to experience substantial changes, which could significantly change Southside's competitive environment in the future.

         - Legislative and regulatory environment: Southside operates in a rapidly changing legislative and regulatory environment. It cannot be predicted how or to what extent future developments in these areas will affect Southside. These developments could negatively impact Southside through increased operating expenses for compliance with new laws and regulations, restricted access to new products and markets, reduced barriers for new entrants in the markets in which Southside competes, or in other ways.

         - Year 2000: Southside and its subsidiaries have agreements with vendors relating to critical systems and services which could be negatively impacted if those vendors fail to comply with Year 2000 programming requirements.

         - General business and economic trends: These factors, including the impact of inflation levels, influence Southside's results in numerous ways, including operating expense levels, deposit and loan activity, and availability of trained individuals needed for future growth.

         The foregoing list should not be construed as exhaustive and Southside disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

                        SELECTED STATISTICAL INFORMATION
I.       Loan Portfolio

         A.   Types of Loans

         The following table shows the classification of loans by major category at December 31 for the years shown.

                                                                            (in thousands)

                                                     1999          1998           1997         1996          1995

                                                 ------------- -------------- ------------- ------------ -------------
Commercial, financial
  and agricultural..........................       $  73,943     $  68,166     $  69,168     $  62,016     $  62,214
Real estate-commercial......................       $ 136,697     $ 115,214     $  98,759     $  82,045     $  88,321
Real estate-construction....................       $  19,078     $  21,993     $  30,836     $  26,067     $  15,510
Real estate-residential.....................       $ 131,074     $ 119,917     $  92,028     $  96,039     $ 102,418
Consumer....................................       $  23,130     $  22,219     $  23,627     $  17,304     $  17,626
Industrial revenue bonds....................       $   3,879     $   4,717     $   5,517     $   6,373     $   7,789
Other loans.................................       $   4,636     $   4,762     $   6,502     $   4,619     $   9,946
                                                   ---------     ---------     ---------     ---------     ---------

  TOTAL LOANS...............................       $ 392,437     $ 356,988     $ 326,437     $ 294,463     $ 303,824
                                                   =========     =========     =========     =========     =========

         B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

         The following table shows the remaining maturities of selected loan categories at December 31, 1999.

                                                                            (in thousands)

                                                 ---------------------------------------------------------------------
                                                     One year         Over one up          Over
                                                     or less*         to 5 years          5 years          Total
                                                 ----------------- ------------------ ---------------- ---------------
Commercial, financial
  and agricultural..........................         $ 27,572          $ 38,255           $  8,116         $ 73,943
Real estate-construction....................         $ 16,327          $  2,736           $     15         $ 19,078
Other loans.................................         $    500          $  4,136                            $  4,636
                                                     --------          --------           --------         --------

    TOTAL...................................         $ 44,399          $ 45,127           $  8,131         $ 97,657
                                                     ========          ========           ========         ========

* Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due "One year or less."

The following table shows the amount of loans above having maturities over one year which have predetermined interest rates, and the amount which have floating or adjustable interest rates at December 31, 1999 (in thousands).

Loans with predetermined interest rates.......................................   $29,637
Loans with floating or adjustable interest rates..............................   $23,621
                                                                                  ------

     TOTAL....................................................................   $53,258
                                                                                  ======

         C.   Risk Elements

         In addition to the nonaccrual, past due and restructured loan information included in the Southside Bancshares Corp. 1999 Annual Report to Shareholders on pages 9-10 and 37, Southside also had potential problem loans totaling $369,000 at December 31, 1999.

II.      Summary of Loan Loss Experience

         The information under the caption Allowance for Possible Loan Losses and Risk Elements on pages 8-10 of the Southside Bancshares Corp. 1999 Annual Report to Shareholders is incorporated herein by reference.

         The following table analyzes the loan loss experience of Southside for the periods indicated:

                                                                        (dollars in thousands)
                                                                       Years Ended December 31,
                                                 ---------------------------------------------------------------------
                                                     1999           1998          1997          1996         1995
                                                 -------------- ------------- -------------- ------------ ------------
Average loans outstanding, net of
unearned discount...........................        $355,874       $345,902      $311,266      $295,683     $297,480
                                                    ========       ========      ========      ========     ========

Allowance at beginning of year..............        $  6,192       $  6,120      $  5,602      $  5,635     $  7,144
                                                    ========       ========      ========      ========     ========

Loans charged off:
     Commercial, financial and
           agricultural.....................             249            296           139           878        1,574
     Real estate - commercial...............             ---            ---           ---            76           73
     Real estate - construction.............             ---            ---           ---           ---          ---
     Real estate - residential..............              95              2            77            17          221
     Consumer...............................             291            223           134           193          274
     Industrial revenue bonds...............             ---            ---           ---           ---          ---
     Other..................................              35             15            17            55           32
                                                    --------       --------      --------      --------     --------

     Total loans charged off................             670            536           367         1,219        2,174
                                                    ========       ========      ========      ========     ========

Recoveries:
     Commercial, financial and
           agricultural.....................             116            152           687           869          645
     Real estate -  commercial..............             ---            ---           ---            66          136
     Real estate - construction.............              14             14            15           ---          ---
     Real estate - residential..............              33             38            47           105           50
     Consumer...............................              95             80            70            77           75
     Industrial revenue bonds...............             ---            ---           ---           ---          ---
     Other..................................               5              5             6             9           16
                                                    --------       --------      --------      --------     --------

     Total Recoveries.......................             263            289           825         1,126          922
                                                    ========       ========      ========      ========     ========

Net loans charged off (recovered)...........             407            247          (458)           93        1,252
                                                    ========       ========      ========      ========     ========

Provisions charged to
     operating expense......................              45             62            60            60           70
                                                    ========       ========      ========      ========     ========

Allowance of Bay-Hermann-
     Berger Bank at sale....................             ---            ---           ---           ---         (327)
                                                    ========       ========      ========      ========     ========

Allowance of PSB at acquisition.............             ---            257           ---           ---          ---
                                                    ========       ========      ========      ========     ========

Allowance at end of year....................        $  5,830       $  6,192      $  6,120      $  5,602     $  5,635
                                                    ========       ========      ========      ========     ========

Ratio of net charge-offs during
     year to average loan outstanding.......            0.11%          0.07%            *          0.03%        0.42%
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

         The following table sets forth at the end of each reported period, a breakdown of the allowance for possible loan losses by major categories of loans and the percentage of loans in each category to total loans at the dates indicated:

                                                                   Years Ended December 31,
                                                                    (dollars in thousands)
                    -------------------  --------------------  --------------------   --------------------   ---------------------
                            1999                 1998                  1997                   1996                   1995
                    -------------------  --------------------  --------------------   --------------------   ---------------------
                                Percent               Percent               Percent                Percent                 Percent
                               of Loans              of Loans              of Loans               of Loans                of Loans
                                in Each               in Each               in Each                in Each                 in Each
                               Category              Category              Category               Category                Category
                               To Total              To Total              To Total               To Total                To Total
                    Allowance    Loans   Allowance     Loans   Allowance     Loans    Allowance     Loans    Allowance      Loans
                    ---------    -----   ---------     -----   ---------     -----    ---------     -----    ---------      -----
Commercial,
  financial and
  agricultural...    $2,030       18.8%     $2,392      19.1%     $2,320      21.2%      $2,502      21.0%      $2,535       20.4%
Real estate-
  commercial.....    $1,500       34.8%     $1,500      32.3%     $1,500      30.3%      $1,500      27.9%      $1,500       29.1%
Real estate-
  construction...    $  500        4.9%     $  500       6.2%     $  500       9.4%      $  300       8.9%       $ 300        5.1%
Real estate-
  residential....    $1,000       33.4%     $1,000      33.6%     $1,000      28.2%      $  800      32.6%       $ 800       33.7%
Consumer loans
  to individuals     $  500        5.9%     $  500       6.2%     $  500       7.2%      $  200       5.8%       $ 200        5.8%
Industrial
   revenue
  bonds..........    $  100        1.0%     $  100       1.3%     $  100       1.7%      $  100       2.2%       $ 100        2.6%
Other loans
  (Unallocated)..    $  200        1.2%     $  200       1.3%     $  200       2.0%      $  200       1.6%       $ 200        3.3%
                     ------      -----      ------     -----      ------     -----       ------     -----        -----      -----
Totals...........    $5,830      100.0%     $6,192     100.0%     $6,120     100.0%      $5,602     100.0%      $5,635      100.0%
                     ======      =====      ======     =====      ======     =====       ======     =====       ======      =====

III.     Investment Portfolio

         The information contained in note 3 of the Notes to Consolidated Financial Statements on pages 35-36 of the Southside Bancshares Corp. 1999 Annual Report to Shareholders is incorporated herein by reference. The following table summarizes the carrying values and weighted average yields of investments in debt securities by contractual maturity. Actual maturities will differ from contractual maturities, because borrowers have the right to prepay obligations with or without prepayment penalties. A maturity distribution for mortgage-backed securities has not been prepared due to their accelerated prepayment characteristics.

                                                                              (dollars in thousands)
                                                                                 DECEMBER 31, 1999
                                                             ----------------------------------------------------------
                                                                   AVAILABLE FOR SALE             HELD TO MATURITY
                                                                   ------------------             ----------------
                                                                CARRYING         AVERAGE       CARRYING      AVERAGE
                                                                  VALUE           YIELD*         VALUE        YIELD*
                                                                  -----           -----          -----        -----
U.S. TREASURY SECURITIES AND OBLIGATIONS OF U.S.
   GOVERNMENT AGENCIES AND CORPORATIONS:

      Within 1 year.....................................        $  9,849          5.82%        $19,136         5.98%

      After 1 but within 5 years........................        $ 36,343          5.66%        $12,396         5.66%

      After 5 but within 10 years.......................        $  9,878          5.83%        $ 5,252         5.92%

      After 10 years....................................        $    900          7.33%            ---          ---%
                                                                --------                       -------

                        Total...........................        $ 56,970          5.73%        $36,784         5.87%

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS:

      Within 1 year.....................................             ---           ---         $ 1,881         8.18%

      After 1 but within 5 years........................             ---           ---         $ 8,210         7.57%

      After 5 but within 10 years.......................        $  1,967          7.54%        $ 9,709         7.68%

      After 10 years....................................        $  6,484          8.15%        $ 3,365         7.31%
                                                                --------                       -------

                        Total...........................        $  8,451          8.01%        $23,165         7.72%

OTHER DEBT SECURITIES:

      Within 1 year.....................................             ---           ---             ---          ---

      After 1 but within 5 years........................             ---           ---             ---          ---

      After 5 but within 10 years.......................        $    100          6.46%            ---          ---

      After 10 years....................................             ---           ---%            ---          ---
                                                                --------                       -------

                        Total...........................        $    100          6.46%            ---          ---


TOTAL INVESTMENT SECURITIES (EXCLUDING MORTGAGE-BACKED AND OTHER SECURITIES):

      Within 1 year.....................................        $  9,849          5.82%        $21,017         6.15%

      After 1 but within 5 years........................        $ 36,343          5.66%        $20,606         6.42%

      After 5 but within 10 years.......................        $ 11,945          6.10%        $14,961         7.05%

      After 10 years....................................        $  7,384          8.03%        $ 3,365         7.31%
                                                                --------                       -------

                        Total...........................        $ 65,521          6.03%        $59,949         6.53%

OTHER SECURITIES - NO STATED MATURITY EQUITY                    $  4,815          6.35%            ---          ---

MORTGAGE-BACKED SECURITIES                                      $ 88,294          6.66%        $ 1,646         7.20%
                                                                --------                       -------

                        Total...........................        $158,630          6.39%        $61,595         6.55%
                                                                ========          ====         =======         ====

* The weighted average yield for each maturity range was calculated using the yield on each security within that range, weighted by the amortized cost of each security at December 31, 1999. The yields for obligations of states and political subdivisions exempt from federal income taxes have been adjusted to a fully tax-equivalent basis at a maximum tax rate of 34% for 1999, adjusted for the disallowance of interest cost to carry nontaxable securities.

ITEM 2.       PROPERTIES

         Southside owned the following physical properties as of December 31, 1999:

         South Side National Bank in St. Louis, a subsidiary of Southside, owns a nine-story banking and office building at 3606 Gravois Avenue, St. Louis, Missouri 63116, and the adjacent drive-up facilities and three parking lots. Southside and this subsidiary are currently the only tenants in the building. This subsidiary of Southside owns the land and bank building located at its branch facility at 10330 Gravois Road, St. Louis, Missouri 63126. This is a two story building and the lower level and a portion of the main level are leased to tenants for an annual rental of approximately $32,000. This subsidiary owns the land and bank building at 9914 Kennerly Road in St. Louis County upon which its South County branch is located. This is a two-story building and the second floor is leased to tenants for an annual rental of approximately $86,000. This subsidiary also owns the land and bank building located at 6025 Chippewa, St. Louis, Missouri 63109. This is a three-story building, and the second and third floors are leased to tenants for an annual rental of approximately $47,000. This subsidiary also owns the land and bank buildings at 10385 West Florissant, Ferguson, Missouri 63136, 8440 Morganford Road, St. Louis County, Missouri 63123, 840 Meramec Station Road, St. Louis, Missouri 63088, and 3420 Iowa Street, St. Louis, Missouri 63118. This subsidiary leases a branch facility at 4666 Lansdowne, St. Louis, Missouri 63116. In addition, this subsidiary owns land and the building at 4111 Telegraph Road in St. Louis County, where Southside opened its tenth branch in 1999.

         State Bank of Jefferson County owns the land and a two-story building at its main banking office at 224 S. Main Street, DeSoto, Missouri 63020. The State Bank of Jefferson County owns the land and a one-story building housing its facility located at 2000 Rock Road, DeSoto, Missouri 63020. The State Bank of Jefferson County also owns a third banking facility located at 100 Scenic Plaza Drive, Herculaneum, Missouri 63048.

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

         In the opinion of Southside's management, the physical properties of the subsidiary banks are suitable and adequate and are being productively utilized.


ITEM 3.       LEGAL PROCEEDINGS

         The information contained in note 14 of the Notes to Consolidated Financial Statements on page 44 of the Southside Bancshares Corp. 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF SOUTHSIDE

         The following is a list of the names and ages of the executive officers of Southside and their business history for the past five years:

  NAME, AGE AND POSITION WITH THE COMPANY            PRINCIPAL OCCUPATIONS OR EMPLOYMENT SINCE JANUARY 1, 1994
  ---------------------------------------            ---------------------------------------------------------
  Thomas M. Teschner (43)                            President and Chief Executive Officer, Southside Bancshares
  President and Chief Executive Officer              Corp.; President and Chief Executive Officer, South Side National
                                                     Bank in St. Louis.

  Joseph W. Pope (34)                                Chief Financial Officer and Senior Vice President, Southside
  Senior Vice President and                          Bancshares Corp. (since April 1995); Vice President, South Side
  Chief Financial Officer                            National Bank in St. Louis.


                                     PART II

ITEM 5.       MARKET FOR SOUTHSIDE'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The only class of Southside's common equity is its common stock, $1.00 par value (the "Common Stock"). The number of shares of Common Stock of Southside outstanding as of March 24, 2000 was 8,593,628 shares, and the market price for the Common Stock on March 24, 2000 was $7.625 bid; $7.688 asked.

         The information on pages 25-26 of the Southside Bancshares Corp. 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.       SELECTED FINANCIAL DATA

         The information on page 5 of the Southside Bancshares Corp. 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information on pages 6-26 of the Southside Bancshares Corp. 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information on pages 15-17 of the Southside Bancshares Corp. 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information on pages 28-46 of the Southside Bancshares Corp. 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF SOUTHSIDE

         The information on pages 2-6 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 27, 2000 is incorporated herein by reference. The information on page 16 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 27, 2000, with respect to compliance by Southside's officers and directors with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference. The required information regarding Southside's executive officers is contained in PART I in the item captioned "Executive Officers of Southside."


ITEM 11.      EXECUTIVE COMPENSATION

         The information on pages 8-14 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 27, 2000 is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 6-7 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 27, 2000, is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information on page 16 of the Southside Bancshares Corp. Proxy Statement for the Annual Meeting of Shareholders scheduled for April 27, 2000, is incorporated herein by reference.


                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following financial statements of Southside and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in Item 8.


         1.   Financial Statements:

              Independent Auditors' Report

              Consolidated Balance Sheets -
                     December 31, 1999 and 1998

              Consolidated Statements of Income -
                     Years Ended December 31, 1999, 1998 and 1997

              Consolidated Statements of Shareholders' Equity and
                     Comprehensive Income -
                     Years Ended December 31, 1999, 1998 and 1997

              Consolidated Statements of Cash Flows -
                     Years Ended December 31, 1999, 1998 and 1997

              Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules:

                  All other schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

         3.       Exhibits:

                  3(a) Restated Articles of Incorporation of Southside filed as
Exhibit 3(a) to Southside's Registration Statement on Form S-4/A on May 8, 1998, incorporated herein by reference.

                  3(b) Restated Bylaws of Southside with amendments through December 28, 1995 filed as Exhibit 4(b) to Southside's Registration Statement on Form S-8 on January 31, 1996, incorporated herein by reference.

                  4(a) Rights Agreement dated as of May 27, 1993 between Southside and Boatmen's Trust Company filed as Exhibits 1 and 2 to Southside's Registration Statement on Form 8-A on May 27, 1993, incorporated herein by reference.

                  10(a) Employment Agreement dated April 27, 1995 between Southside Bancshares Corp., South Side National Bank in St. Louis and Thomas M. Teschner, as amended, filed as Exhibit 10(a) to Southside's Report on Form 10-Q for the quarterly period ended June 30, 1998, incorporated herein by reference.

                  10(b) Southside Bancshares Corp. 1993 Non-Qualified Stock Option Plan, filed as Exhibit 10(e) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.

                  10(c) Deferred Compensation Agreement dated April 25, 1996 between Thomas M. Teschner and Southside, as amended, filed as Exhibit 10(c) to Southside's Report on Form 10-Q for the quarterly period ended September 30, 1998, incorporated herein by reference.

                  10(d) Southside Bancshares Corp. Deferred Compensation Plan for Directors filed as Exhibit 10(d) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.

                  10(e) Southside Bancshares Corp. 1998 Stock Option Plan, filed as Exhibit 10(e) to Southside's Report on form 10K for the fiscal year ended December 31, 1998, incorporated herein by reference.

                  10(f) Salary Continuation Agreement dated December 1, 1999 between Thomas M. Teschner and Southside.

                  10(g) Salary Continuation Agreement dated December 1, 1999 between Joseph W. Pope and Southside.

                  10(h) First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for Directors dated December 1, 1999 between Southside and Thomas M. Teschner.

                  10(i) First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for Directors dated December 1, 1999 between Southside and Daniel J. Queen.

                  10(j) First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for Directors dated December 1, 1999 between Southside and Earle J. Kennedy, Jr.

                  10(k) First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for Directors dated December 1, 1999 between Southside and Norville K. McClain.

                  10(l) Southside Bancshares Corp. Split Dollar Agreement dated December 1, 1999 between Southside and the Thomas M. Teschner Irrevocable Trust, dated November 18, 1999.

                  11    Computation of Net Income Per Common Share incorporated
by reference to Note 11 of the Notes to the Consolidated Financial Statements.

                  13    Portions of the Annual Report to Shareholders of the
Registrant for the fiscal year ended December 31, 1999.

                  21    List of Subsidiaries.

                  23    Independent Auditors' Consent of KPMG LLP.

                  27    Financial Data Schedule.

(b)      Reports filed on Form 8-K:

                  No reports on Form 8-K were filed for the three months ended December 31, 1999.


              [REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SOUTHSIDE BANCSHARES CORP.




                                  By  /s/ Thomas M. Teschner
                                  -------------------------------
                                           Thomas M. Teschner
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
March 28, 2000


                                  By /s/ Joseph W. Pope
                                  ---------------------
                                          Joseph W. Pope
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Controller and Principal
                                          Accounting Officer)
March 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Howard F. Etling                        /s/ Joseph W. Beetz
----------------------------------          -----------------------------------
Howard F. Etling, Director                  Joseph W. Beetz, Director

Date: March 28, 2000                        Date: March 28, 2000


/s/ Thomas M. Teschner                      /s/ Douglas P. Helein
----------------------------------          -----------------------------------
Thomas M. Teschner, President,              Douglas P. Helein, Director
       Chief Executive Officer
       and Director

Date: March 28, 2000                        Date: March 28, 2000


/s/ Norville K. McClain                     /s/ Earle J. Kennedy, Jr.
----------------------------------          -----------------------------------
Norville K. McClain, Chairman               Earle J. Kennedy, Jr., Director
       of the Board
Date: March 28, 2000                        Date: March 28, 2000


/s/ Daniel J. Queen                         /s/ Richard G. Schroeder, Sr.
----------------------------------          -----------------------------------
Daniel J. Queen, Director                   Richard G. Schroeder, Sr., Director

Date: March 28, 2000                        Date: March 28, 2000

                                  EXHIBIT INDEX

REGULATION S-K
    EXHIBIT                      DESCRIPTION
       NO.                       -----------
    -------
      3(a)         Restated Articles of Incorporation of Southside filed as
                   Exhibit 3(a) to Southside's Registration Statement on Form
                   S-4/A on May 8, 1998, incorporated herein by reference.
      3(b)         Restated Bylaws of Southside with amendments through
                   December 28, 1995 filed as Exhibit 4(b) to Southside's
                   Registration Statement on Form S-8 on January 31, 1996,
                   incorporated herein by reference.
      4(a)         Rights Agreement dated as of May 27, 1993 between Southside and Boatmen's Trust Company filed as Exhibits 1 and 2 to
                   Southside's Registration Statement on Form 8-A on June 1,
                   1993, incorporated herein by reference.
     10(a)         Employment Agreement dated April 27, 1995 between Southside,
                   South Side National Bank in St. Louis and Thomas M. Teschner,
                   as amended, filed as Exhibit 10(a) to Southside's Report on
                   Form 10-Q for the quarterly period ended June 30, 1998,
                   incorporated herein by reference.
     10(b)         Southside Bancshares Corp. 1993 Non-Qualified Stock Option
                   Plan, filed as Exhibit 10(e) to Southside's Report on Form
                   10-K for the fiscal year ended December 31, 1994,
                   incorporated herein by reference.
     10(c)         Deferred Compensation Agreement dated April 25, 1996 between
                   Thomas M. Teschner and Southside, as amended, filed as
                   Exhibit 10(c) to Southside's Report on Form 10-Q for the
                   quarterly period ended September 30, 1998, incorporated
                   herein by reference.
     10(d)         Southside Bancshares Corp. Deferred Compensation Plan for
                   Directors filed as Exhibit 10(d) to Southside's Report on
                   Form 10-K for the fiscal year ended December 31, 1996,
                   incorporated herein by reference.
     10(e)         Southside Bancshares Corp. 1998 Stock Option Plan, filed as
                   Exhibit 10(e) to the Registrant's Report on Form 10-K for the
                   fiscal year ended December 31, 1998, incorporated hereby by reference.
     10(f)         Salary Continuation Agreement dated December 1, 1999 between
                   Thomas M. Teschner and Southside.
     10(g)         Salary Continuation Agreement dated December 1, 1999 between
                   Joseph W. Pope and Southside.
     10(h)         First Amendment to Southside Bancshares Corp. Deferred
                   Compensation Plan for Directors dated December 1, 1999
                   between Southside and Thomas M. Teschner.
     10(i)         First Amendment to Southside Bancshares Corp. Deferred
                   Compensation Plan for Directors dated December 1, 1999
                   between Southside and Daniel J. Queen.
     10(j)         First Amendment to Southside Bancshares Corp. Deferred
                   Compensation Plan for Directors dated December 1, 1999
                   between Southside and Earle J. Kennedy, Jr.
     10(k)         First Amendment to Southside Bancshares Corp. Deferred
                   Compensation Plan for Directors dated December 1, 1999
                   between Southside and Norville K. McClain.
     10(l)         Southside  Bancshares Corp. Split Dollar Agreement dated
                   December 1, 1999 between Southside and the Thomas M. Teschner
                   Irrevocable Trust, dated November 18, 1999.
       11          Computation of Net Income Per Common Share incorporated by reference to Note 11 of the Notes to the Consolidated
                   Financial Statements.
       13          Portions of the Annual Report to Shareholders of the
                   Registrant for the fiscal year ended December 31, 1999

REGULATION S-K
    EXHIBIT                      DESCRIPTION
       NO.                       -----------
    -------

       21          List of Subsidiaries, filed herewith.
       23          Independent Auditors' Consent of KPMG LLP, filed herewith.
       27          Financial Data Schedule, filed herewith.