Form 10-Q
period 2000-03-31
SOUTHSIDE BANCSHARES CORP
filed 2000-05-15
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 2000
                               --------------
                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------

Commission file number 0-10849

                           SOUTHSIDE BANCSHARES CORP.
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

           MISSOURI                                      43-1262037
-------------------------------              ----------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI       63116
----------------------------------------------------
(Address of principal executive offices)  (Zip Code)

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

Yes  [X]      No [ ]

     At MAY 12, 2000 , the number of shares outstanding of the registrant's common stock was 8,593,628 .

                           SOUTHSIDE BANCSHARES CORP.


                                      INDEX

                                                                                            PAGE
Part I. FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets at March 31, 2000 and
                     December 31, 1999                                                        3

                    Condensed Consolidated Statements of Income for the three
                     months ended March 31, 2000 and March 31, 1999                           4

                    Condensed Consolidated Statements of Shareholders' Equity
                     and Comprehensive Income for the three months ended March
                     31, 2000 and the year ended December 31, 1999                            5

                    Condensed Consolidated Statements of Cash Flows for the
                     three months ended March 31, 2000 and March 31, 1999                     6

                    Notes to Condensed Consolidated Financial Statements                      7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               8

          Item 3. Quantitative and Qualitative Disclosures Regarding Market
                  Risk - There have been no material changes from the information provided in the 12/31/99 Annual Report on Form
                  10-K.

Part II. OTHER INFORMATION

          Item 1. Legal Proceedings                                                          17

          Item 5. Other Information                                                          18

          Item 6. Exhibits and Reports on Form 8-K                                           18

                  Signatures                                                                 19



                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                    (dollars in thousands except share data)
                                   (unaudited)



                                                                        MARCH 31,                   December 31,
                                                                         2000                          1999
                                                                       ---------                     ---------
                                    ASSETS

Cash and due from banks                                                $  17,452                     $  19,311
Interest-bearing deposits in banks                                           564                           159
                                                                       ---------                     ---------
       Cash and cash equivalents                                          18,016                        19,470
                                                                       ---------                     ---------
Federal funds sold                                                         7,381                         2,600
Investments in debt securities:
         Available for sale, at fair value                               161,333                       158,630
         Held to maturity, at amortized cost
           (fair value of $52,917 in 2000, and $61,316 in 1999)           53,254                        61,595
                                                                       ---------                     ---------
                Total investments in debt securities                     214,587                       220,225
                                                                       ---------                     ---------
Loans, net of unearned discount                                          405,321                       392,437
   Less allowance for loan losses                                          4,825                         5,830
                                                                       ---------                     ---------
                 Loans, net                                              400,496                       386,607
                                                                       ---------                     ---------
Premises and equipment                                                    17,663                        17,563
Other assets                                                              31,884                        31,687
                                                                       ---------                     ---------
                 TOTAL ASSETS                                          $ 690,027                     $ 678,152
                                                                       =========                     =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                          $  74,631                     $  74,577
   Interest-bearing demand and savings                                   232,891                       221,148
   Time deposits                                                         220,924                       220,085
                                                                       ---------                     ---------
                 Total deposits                                          528,446                       515,810
                                                                       ---------                     ---------
Federal funds purchased                                                    1,000                         1,000
Securities sold under agreements to repurchase                             7,605                         7,603
FHLB borrowings                                                           81,878                        83,921
Debt of Employee Stock Ownership Plan                                        988                         1,186
Other liabilities                                                          4,948                         4,224
                                                                       ---------                     ---------
                 Total liabilities                                       624,865                       613,744
                                                                       ---------                     ---------
Commitments and contingent liabilities

Shareholders' equity:

   Cumulative preferred stock, no par value, 1,000,000 shares
       authorized and unissued                                                 -                             -
   Common stock, $1 par value, 15,000,000 shares authorized,
       8,985,378 shares issued in 2000 and 1999                            8,985                         8,985
Surplus                                                                    5,453                         5,431
Retained earnings                                                         59,766                        58,765
Unearned Employee Stock Ownership Plan shares                               (939)                         (988)
Treasury stock, at cost, 391,750 shares in 2000 and 1999                  (4,335)                       (4,335)
Accumulated other comprehensive income (loss)                             (3,768)                       (3,450)
                                                                       ---------                     ---------
                 Total shareholders' equity                               65,162                        64,408
                                                                       ---------                     ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $690,027                     $ 678,152
                                                                       =========                     =========



See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (dollars in thousands except share data)
                                   (unaudited)




INTEREST INCOME:                                                                       2000                          1999
                                                                                    ----------                   -----------
  Interest and fees on loans
  Interest on investments in debt securities:                                       $    8,284                   $     7,471
      Taxable
      Exempt from Federal income taxes                                                   2,973                         2,265
  Interest on short-term investments                                                       393                           406
           TOTAL INTEREST INCOME                                                           110                           305
                                                                                    ----------                   -----------
                                                                                        11,760                        10,447
                                                                                    ----------                   -----------
INTEREST EXPENSE:
  Interest on interest-bearing demand and savings deposits                               1,773                         1,479
  Interest on time deposits                                                              2,798                         3,029
  Interest on Federal fund purchased                                                        31                             -
  Interest on securities sold under agreements to repurchase                                75                            29
  Interest on FHLB borrowings                                                            1,171                           209
  Interest on debt of Employee Stock Ownership Plan                                        22                              -
                                                                                    ----------                   -----------
           TOTAL INTEREST EXPENSE                                                        5,870                         4,746
                                                                                    ----------                   -----------
           NET INTEREST INCOME                                                           5,890                         5,701
Provision for loan losses                                                                   81                            15
                                                                                    ----------                   -----------
           NET INTEREST INCOME AFTER PROVISION
FOR  LOAN LOSSES                                                                         5,809                         5,686
                                                                                    ----------                   -----------

NONINTEREST INCOME:
  Trust fees                                                                               288                           296
  Service charges on deposit accounts                                                      378                           344
  Gains on the sales of loans                                                                2                           122
  Other                                                                                    374                           168
                                                                                    ----------                   -----------
         TOTAL NONINTEREST INCOME                                                        1,042                           930
                                                                                    ----------                   -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits                                                         2,275                         2,236
  Net occupancy and equipment expense                                                      679                           641
  Data processing                                                                          190                           187
  Other                                                                                  1,362                         1,235
                                                                                    ----------                   -----------
    TOTAL NONINTEREST EXPENSES                                                           4,506                         4,299
                                                                                    ----------                   -----------

    INCOME BEFORE INCOME TAX EXPENSE                                                     2,345                         2,317
Income tax expense                                                                         671                           715
                                                                                    ----------                   -----------
         NET INCOME                                                                 $    1,674                   $     1,602
                                                                                    ==========                   ===========


SHARE DATA:
        Earnings per common share - basic                                           $     0.20                         $0.19
                                                                                    ==========                   ===========

        Earnings per common share - diluted                                         $     0.20                         $0.19
                                                                                    ==========                   ===========

        Dividends paid per common share                                             $     0.08                   $      0.08
                                                                                    ==========                   ===========

        Average common shares outstanding                                            8,408,318                     8,399,066
                                                                                    ==========                   ===========

        Average common shares outstanding, including
            potentially dilutive shares                                              8,502,146                     8,621,121
                                                                                    ==========                   ===========




See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
       THREE MONTHS ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999
                    (dollars in thousands except share data)


                                                                                                ACCUMULATED
                                                                          UNEARNED              OTHER COM-
                                         COMMON               RETAINED      ESOP     TREASURY   PREHENSIVE
                                          STOCK     SURPLUS   EARNINGS     SHARES      STOCK   INCOME (LOSS) TOTAL
                                        --------     ------     -------    --------   -------    -------     --------
BALANCE AT DECEMBER 31, 1998..........  $  8,985     $5,248     $55,249    $ (1,186)  $(3,590)   $   258     $ 64,964
Comprehensive income:
Net income............................      -          -          6,203       -          -          -           6,203
     Change in net unrealized gain
     (loss) on available for sale
     securities, net of tax effect....      -          -           -          -          -        (3,708)      (3,708)
                                        --------     ------     -------    --------   -------    -------     --------
         Total comprehensive income...      -          -          6,203       -          -        (3,708)       2,495
                                        --------     ------     -------    --------   -------    -------     --------
Cash dividends paid ($.32 per share)..      -          -         (2,687)      -          -          -          (2,687)
Allocation of 37,062 shares to
ESOP participants.....................      -           183        -            198      -          -             381
Purchase of 67,730 common shares
for treasury..........................      -          -           -          -          (745)      -            (745)
                                        --------     ------     -------    --------   -------    -------     --------
BALANCE AT DECEMBER 31, 1999..........     8,985      5,431      58,765        (988)   (4,335)    (3,450)      64,408
Comprehensive income:
Net income............................      -          -          1,674       -          -          -           1,674
     Change in net unrealized gain
     (loss) on available for sale
     securities, net of tax effect....      -          -           -          -          -          (318)        (318)
                                        --------     ------     -------    --------   -------    -------     --------
         Total comprehensive income...      -          -          1,674       -          -          (318)       1,356
Cash dividends paid ($.08 per share)..      -          -           (673)      -          -          -            (673)
Allocation of 9,266 shares to
ESOP participants.....................      -            22        -             49      -          -              71
                                        --------     ------     -------    --------   -------    -------     --------
BALANCE AT MARCH 31, 2000.............  $  8,985     $5,453     $59,766    $   (939)  $(4,335)   $(3,768)    $ 65,162
                                        ========     ======     =======    ========   =======    =======     ========


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (dollars in thousands)
                                   (unaudited)

                                                                                             2000                    1999
                                                                                           -------                 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $ 1,674                 $ 1,602
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                                          559                     540
        Provision for  loan losses                                                              81                      15
        Gains on sale of loans                                                                 (2)                    (122)
        Other operating activities, net                                                        778                     588
        Originations of loans for sale                                                        (318)                 (8,590)
        Proceeds from sale of loans                                                            320                   7,712
                                                                                           -------                 -------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                        3,092                   1,745
                                                                                           -------                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net increase in Federal funds sold                                                  (4,781)                (14,400)
        Proceeds from maturities of and principal payments
            on debt securities                                                              14,593                  15,229
        Purchases of debt securities                                                        (9,566)                (47,650)
        Net (increase) decrease in loans                                                   (14,255)                 10,871
        Recoveries of loans previously charged off                                             141                     135
        Purchases of premises and equipment                                                   (416)                 (1,097)
        Proceeds from sales of other real estate owned and
            other foreclosed property                                                           14                      19
                                                                                           -------                 -------
            NET CASH USED IN INVESTING ACTIVITIES                                          (14,270)                (36,893)
                                                                                           -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in demand and savings deposits                                         11,797                  13,729
        Net increase (decrease) in time deposits                                               839                  (8,209)
        Net increase (decrease) in securities sold under agreements to
            repurchase                                                                           2                    (197)
        Net proceeds from FHLB borrowings                                                    8,000                  30,000
        Repayment of FHLB borrowings                                                       (10,043)                    (40)
        Repayment of ESOP debt                                                                (198)                   ( - )
        Purchases of treasury stock                                                              -                    (275)
        Cash dividends paid                                                                   (673)                   (673)
                                                                                           -------                 -------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              9,724                  34,335
                                                                                           -------                 -------
            NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,454)                   (813)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              19,470                  17,924
                                                                                           -------                 -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $18,016                 $17,111
                                                                                           =======                 =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits and borrowings                                                   $5,861                 $ 4,970
      Income taxes                                                                              50                     100
                                                                                           =======                 =======
Noncash transactions:

      Transfers to other real estate owned in settlement of loans                          $   144                 $     -
                                                                                           =======                 =======


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (unaudited)

BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

SEGMENT INFORMATION
     The responsibility for management of the subsidiary banks remains with the officers and directors of the respective banks. The financial performance of the Company is measured internally by subsidiary bank results and key performance measures. The following tables show the financial information of the Company's subsidiary banks, South Side National Bank in St. Louis (SSNB), State Bank of Jefferson County (SBJC), Bank of Ste. Genevieve County (BSG), and The Bank of St. Charles County (BSCC) for the first quarter of 2000 and 1999. The "Other" column includes the Parent Company and all intercompany elimination entries.

                                                        (dollars in thousands)
                                                  THREE MONTHS ENDED MARCH 31, 2000
                                  SSNB       SBJC         BSG         BSCC       OTHER      CONSOLIDATED
                               --------    --------    --------    --------    ---------   -------------
RESULTS OF OPERATIONS
Net interest income            $  3,743    $    636    $    946    $    587    $    (22)   $  5,890
Provision for  loan losses           75          --          --           6          --          81
Noninterest income                  669          88         119          95          71       1,042
Noninterest expense               2,782         464         444         371         445       4,506
Income tax expense (benefit)        432          79         198          98        (136)        671
Net income                        1,123         181         423         207        (260)      1,674
AVERAGE BALANCES
Loans                          $248,278    $ 48,309    $ 56,522    $ 42,516          --    $395,625
Assets                          452,741      68,142      93,338      62,321       5,554     682,096
Deposits                        321,691      58,812      81,288      56,662         (79)    518,374
FINANCIAL RATIOS
Return on assets                    .99%       1.06%       1.81%       1.33%         --         .98%
Return on equity                  11.18%      11.89%      17.65%      15.80%         --       10.34%
Net interest margin                3.78%       4.20%       4.46%       4.18%         --        3.94%

                                                       (dollars in thousands)
                                                THREE MONTHS ENDED MARCH 31, 1999
                                    SSNB         SBJC         BSG         BSCC       OTHER      CONSOLIDATED
                               ---------    ---------    ---------    ----------   ----------   ------------
RESULTS OF OPERATIONS
Net interest income            $   3,750    $     560    $     872    $     545    $     (26)   $   5,701
Provision for  loan losses            --           15           --           --           --           15
Noninterest income                   675           56          104           62           33          930
Noninterest expense                2,815          352          457          347          426        4,397
Income tax expense (benefit)         410           80          152           85         (110)         617
Net income                         1,200          169          367          175         (309)       1,602
AVERAGE BALANCES
Loans                          $ 228,190    $  39,428    $  50,357    $  36,945    $  (1,384)   $ 353,536
Assets                           399,009       60,377       90,072       57,129         (702)     605,885
Deposits                         336,055       54,082       78,323       51,771          (98)     520,133
FINANCIAL RATIOS
Return on assets                    1.20%        1.12%        1.63%        1.23%          --         1.06%
Return on equity                   10.76%       11.31%       15.97%       13.97%          --         9.82%
Net interest margin                 4.42%        4.10%        4.32%        3.96%          --         4.14%


ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    GENERAL

     This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the three months ended March 31, 2000 and 1999.

     The Company's net income is derived primarily from the net interest income of its subsidiary banks. Net interest income is the difference (or spread) between the interest income the subsidiary banks receive from their loan and investment portfolios and their cost of funds, consisting primarily of the interest paid on deposits and borrowings. Net income is also affected by the levels of provisions for loan losses, noninterest income, and noninterest expense.

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

                              FINANCIAL HIGHLIGHTS
                     COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)


                                                   Three Months Ended       Twelve  Months Ended        Three Months Ended
                                                       March 31, 1999          December 31, 1999            March 31, 1999
                                                       --------------          -----------------             --------------
EARNINGS
   Total interest income                              $   11,760                $    43,168                  $   10,447
   Total interest expense                                  5,870                     20,163                       4,746
                                                      ----------                -----------                  ----------
   Net interest income                                     5,890                     22,905                       5,701
   Provision for  loan losses                                 81                         45                          15
                                                      ----------                -----------                  ----------
   Net interest income after provision
   for loan losses                                    $    5,809                $    22,860                  $    5,686
                                                      ----------                -----------                  ----------
   Net income                                         $    1,674                $    $6,203                  $    1,602
                                                      ==========                ===========                  ==========

SHARE DATA
   Earning per common share:
     Basic                                            $     0.20                $      0.74                  $     0.19
     Diluted                                                0.20                       0.72                        0.19
   Dividends paid per common share                           .08                       0.32                         .08
   Book value(1)                                            7.74                       7.66                        7.76
   Tangible book value(1)                                   7.31                       7.21                        7.27
   Shares outstanding (period-end)(1)                  8,593,628                  8,593,628                   8,638,978
   Average shares outstanding                          8,408,318                  8,414,752                   8,399,066
   Average shares outstanding, including
     potentially dilutive shares                       8,502,146                  8,598,161                   8,621,121


FINANCIAL POSITION
   Total assets                                       $  690,027                   $678,152                  $  646,165
   Total deposits                                        528,446                    515,810                     528,809
   Total loans, net of unearned discount                 405,321                    392,437                     347,061
   Allowance for loan losses                               4,825                      5,830                       6,286
   Short-term borrowings                                   8,605                      8,603                       2,752
   FHLB borrowings                                        81,878                     83,921                      44,247
   Debt of Employee Stock Ownership Plan                     988                      1,186                           -
   Total shareholders' equity                             65,162                     64,408                      65,366



                                 SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                             THREE MONTHS ENDED     Twelve Months Ended      Three Months Ended
                                               MARCH 31, 2000(2)      December 31, 1999        March 31, 1999(2)
                                               -----------------      -----------------        -----------------
Loan-to-deposit ratio                               76.70%                   76.08%                  65.63%
Allowance for loan losses to total loans             1.19                     1.49                    1.81
Dividend payout ratio                               40.00                    43.24                   42.11
Return on average assets                              .98                      .97                    1.06
Return on average shareholders' equity              10.34                     9.54                    9.82
Net interest margin on average interest-
      earning assets                                 3.94                     4.05                    4.14
Average shareholders' equity to average total
      assets                                         9.50                    10.22                   10.77
Tier I leverage capital to adjusted total
      consolidated assets less intangibles           9.61                     9.81                   10.04
Tier I capital to risk-weighted assets              14.87                    14.87                   16.57
Total capital to risk-weighted assets               15.97                    16.12                   17.83




     (1) Shares outstanding at March 31, 2000, December 31, 1999 and March 31, 1999 include 176,044, 185,310, 213,107 shares, respectively, held by the ESOP which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.
     (2) Statistical information is annualized where applicable.

                               FINANCIAL POSITION

Total consolidated assets of the Company have increased $11,875,000 during the first quarter of 2000 to $690,027,000 at March 31, 2000 compared to $678,152,000 at December 31, 1999. In addition, total assets of the Company have also increased $43,862,000 since the end of the first quarter of 1999. The Company's strategic business plan includes growth as one of the Company's priorities, with that goal in mind, two new locations were opened during 1999. Over the past several quarters, we have begun to see the growth in both loans and total assets, which indicates the Company's business plan is on target.

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

                                                                                  (in thousands)
                                                         MARCH 31, 2000          December 31, 1999           March 31, 1999
                                                         --------------          -----------------           --------------
Commercial, financial and agricultural                     $ 73,397                  $ 73,943                   $ 66,823
     Real estate-commercial                                 137,858                   136,697                    109,689
     Real estate-construction                                19,790                    19,078                     22,831
     Real estate-residential                                141,460                   131,074                    116,957
     Consumer                                                23,857                    23,130                     22,021
     Industrial revenue bonds                                 4,124                     3,879                      3,409
     Other                                                    4,835                     4,636                      5,331
                                                           --------                  --------                   --------
                                                           $405,321                  $392,437                   $347,061
                                                           ========                  ========                   ========


     The Company's loan portfolio totaled $405,321,000 at March 31, 2000, which represents an increase of $12,884,000, or 3.3%, since December 31, 1999, and an increase of $58,260,000, or 16.8%, over the past twelve months. These increases in the loan portfolio were the result of the Company continuing to execute the elements of its strategic business plan, as discussed in the Company's 1999 Annual Report. In addition, the rising interest rate environment during the first quarter prompted many residential real estate loan customers to opt for adjustable rate mortgage loan products versus long-term fixed rate loan products. Adjustable rate mortgages are typically held by the Company, where as fixed rate loans are usually sold into the secondary market.

                      SUMMARY OF ALLOWANCE FOR LOAN LOSSES


                                                                            (in thousands)
                                           THREE MONTHS ENDED       Twelve Months Ended          Three Months Ended
                                               MARCH 31, 2000         December 31, 1999              March 31, 1999
                                           ------------------       -------------------         -------------------
BALANCE AT BEGINNING OF PERIOD                    $5,830                      $6,192                   $6,192
Provision charged to expense                          81                          45                       15
Loans charged off                                 (1,227)                       (670)                     (56)
Recoveries                                           141                         263                      135
                                                  ------                      ------                   ------
BALANCE AT END OF PERIOD                          $4,825                      $5,830                   $6,286
                                                  ======                      ======                   ======


     The balance of the allowance for loan losses decreased by $1,005,000 during the first three months of 2000. The decrease in the allowance was largely due to the charge off of $1,071,000 in loans to one commercial borrower, which is discussed in more detail below. In addition, the Company recorded a provision for loan losses during the first quarter of $81,000. Based upon the Company's internal analysis of the adequacy of the allowance for loan losses, management of the Company believes the level is adequate to cover losses inherent in the loan portfolio under current conditions. The ratio of allowance for loan losses as a percentage of total loans was 1.19% as of March 31, 2000 compared to 1.49% and 1.81% at December 31, 1999 and March 31, 1999, respectively.


                              NONPERFORMING ASSETS



                                                                                                     (dollars in thousands)
                                                                        MARCH 31, 2000        December 31, 1999      March 31, 1999
                                                                        --------------        -----------------      --------------

Nonaccrual loans                                                            $ 4,287                 $6,695              $ 5,339
Loans past due 90 days or more and still
  Accruing interest                                                              62                    221                  767
                                                                           --------               --------             --------
     TOTAL NONPERFORMING LOANS                                                4,349                  6,916                6,106
Other real estate owned                                                         947                    835                  867
                                                                           --------               --------             --------
     TOTAL NONPERFORMING ASSETS                                             $ 5,296                 $7,751              $ 6,973
                                                                           ========               ========             ========

RATIOS:
Total nonperforming loans as % of total loans                                  1.07%                  1.76%                1.76%
Nonperforming assets as % of total loans and
  Other real estate owned                                                      1.30                   1.97                 2.00
Nonperforming assets as % of total assets                                       .77                   1.14                 1.08
Allowances for loan losses as a %
  of nonperforming loans                                                     110.95                  84.30               102.95


Nonperforming assets totaled $5,296,000 or .77% of total assets at March 31, 2000 compared to $7,751,000 or 1.14% and $6,973,000 or 1.08% at December 31,
1999 and March 31, 1999, respectively. Nonaccrual loans declined $2,408,000 during the first quarter and accounted for the majority of the fluctuation in nonperforming assets. This decrease was largely due to the disposition of one commercial credit totaling approximately $1,900,000. A portion of the collateral securing the credit was sold and the proceeds were used to reduce the outstanding principal balance. The remaining balance of $1,071,000, for which there was a specific allocation in the allowance for loan losses at December 31, 1999, was charged against the allowance for loan losses. Management continues to aggressively pursue collection of the remaining collateral on this credit, however, because of the uncertainties involved in the collection process, management believes charging off the balance in the first quarter was the appropriate course of action.

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

Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information, which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of March 31, 2000, there were no concentrations of loans exceeding 10% of total loans, which were not disclosed as a category of loans, detailed on page 10.

INVESTMENTS IN DEBT SECURITIES
     Investments in debt securities have decreased $5,638,000 since December 31, 1999, due in large part to the loan growth experienced during the quarter. With additional loan growth projected for 2000, management anticipates the investment portfolio will decline further during 2000 through maturities and paydowns on mortgage-backed securities.

DEPOSITS
     Total deposits increased $12,636,000 during the first quarter of 2000 primarily as a result of an increase in money market deposit accounts. With short-term interest rates increasing during the quarter, many depositors chose to keep their deposits in a more liquid form of deposit account. Time deposits increased slightly, as management aggressively marketed these deposits during the first quarter. While these marketing efforts were not sufficient to achieve significant growth in this area, they did result in the first increase in this deposit category in the past several quarters. With strong loan demand projected for the remainder of 2000, management will continue its efforts to aggressively attract and retain deposits during the year.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     Securities sold under agreements to repurchase (REPOs) remained relatively stable during the first quarter of 2000. The majority of the Company's REPOs are used by larger commercial customers as a daily cash management tool, therefore, depending on their individual liquidity positions, the balances in these accounts can vary considerably.

FEDERAL HOME LOAN BANK (FHLB) BORROWINGS
     The $2,043,000 decrease in FHLB borrowings was due to a $10,000,000 borrowing, which was called in March. This borrowing was part of the leverage strategy executed in the prior year. Because there had been $2,000,000 in paydowns on the mortgage-backed securities purchased with the proceeds of the borrowing, management reduced the borrowing to $8,000,000.

DEBT OF EMPLOYEE STOCK OWNERSHIP PLAN
     The decrease in the debt of the Employee Stock Ownership Plan was due to the annual principal reduction on the loan, which is paid in March each year.

ASSET/LIABILITY MANAGEMENT
     As reflected on the Repricing and Interest Rate Sensitivity Analysis below, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.01x. Management believes a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors, which are beyond management's control.

     Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.


                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
                                 MARCH 31, 2000


                                                               (dollars in thousands)

                                                           Over          Over
                                                         3 months       1 year
                                              3 months    through       through     Over
                                               or less   12 months      5 years    5 years      Total
                                               -------   ---------      -------    -------      -----
Interest-earning assets:
    Interest-bearing deposits in banks       $     564   $      --    $      --   $      --   $     564
    Federal funds sold                           7,381          --           --          --       7,381
    Investments available-for-sale              23,084      10,627       46,651      80,971     161,333
    Investments held-to-maturity                 5,940      13,212       19,838      14,264      53,254
    Loans, net of unearned discount(1)         227,796      48,273      106,590      22,662     405,321
                                               -------     -------      -------     -------     -------
        Total interest-earning assets          264,765      72,112      173,079     117,897     627,853
                                               -------     -------      -------     -------     -------

Cumulative interest-earning assets             264,765     336,877      509,956     627,853     627,853
                                               -------     -------      -------     -------     -------

Interest-bearing liabilities:
    Interest-bearing demand deposits            59,123      33,784       42,231      33,785     168,923
    Savings deposits                            22,389      12,794       15,992      12,793      63,968
    Time deposits under $100,000                41,618      72,662       67,011         168     181,459
    Time deposits $100,000 and over             18,113      16,262        5,090          --      39,465
    Federal funds purchased                      1,000          --           --          --       1,000
    Securities sold under agreements
     to repurchase                               7,605          --           --          --       7,605
    FHLB borrowings                             20,647      29,000       32,231          --      81,878
    Debt of Employee Stock Ownership Plan           --          --          988          --         988
                                               -------     -------      -------     -------     -------
        Total interest-bearing liabilities     170,495     164,502      163,543      46,746     545,286
                                               -------     -------      -------     -------     -------

Cumulative interest-bearing liabilities        170,495     334,997      498,540     545,286     545,286
                                               -------     -------      -------     -------     -------

Gap analysis:
    Interest sensitivity gap                 $  94,270   $ (92,390)   $   9,536   $  71,151   $  82,567
                                               =======     =======      =======     =======     =======
    Cumulative interest
        sensitivity gap                      $  94,270   $   1,880    $  11,416   $  82,567   $  82,567
                                               =======     =======      =======     =======     =======

Cumulative gap ratio of interest-
    earning assets to interest-bearing
    liabilities                                  1.55x       1.01x        1.02x       1.15x       1.15x
                                                 =====       =====        =====       =====       =====



(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES

     The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 15.97%, 16.12% and 17.83% as of March 31, 2000, December 31, 1999, and March 31, 1999, respectively, which included Tier I capital ratios of 14.87%, 14.87%, and 16.57%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

     In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 9.61%, 9.81%, and 10.04% at March 31, 2000, December 31, 1999, and
March 31, 1999, respectively. As of March 31, 2000, all of the Company's subsidiary banks were well capitalized under the regulatory framework for prompt corrective action.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY
     Net income was $1,674,000 for the three months ended March 31, 2000 compared to $1,602,000 for the three months ended March 31, 1999, which represents a $72,000 or a 4.5% increase over the prior year. The increase was largely due to increases in net interest and noninterest income, which were partially offset by an increase in noninterest expense.

     Basic and diluted earnings per common share were $0.20 for the first three months of 2000 compared to $0.19 for the first three months of 1999. Net income for the first three months of 2000 resulted in an annualized return on average assets (ROA) of .98% compared to 1.06% in the prior year, and an annualized return on average shareholders' equity (ROE) of 10.34% compared to 9.82% in the prior year.

NET INTEREST INCOME
     As reflected in the Condensed Consolidated Average Balance Sheets and Average Interest Rates table on the following page, net interest income on a tax-equivalent basis increased by $253,000 in the first three months of 2000 when compared to the first three months of 1999. Net interest income increased because of an increase in average interest-earning assets, which were $54,976,000 higher in 2000; however, a decrease in the Company's net interest margin to 3.94% negated much of the impact of the increase in average earnings assets. Competition continues to have a dramatic impact on the Company's asset liability management philosophy and pricing of loans and deposits. With no indication that competition will ease in the foreseeable future, management believes that banks will be forced to work with smaller net interest margins in the upcoming quarters and years. Competition was not the only factor contributing to the decline in the net interest margin. In December 1999, the Company invested approximately $16,000,000 in bank-owned life insurance polices to offset the cost of the deferred director fee and salary continuation plans. These assets are classified under other noninterest earning assets on the balance sheet, and the increase in the cash surrender value of the policies is treated as other income. Inclusion of these assets, and the related income in the computation of net interest margin calculation would improve the Company's first quarter net interest margin by 13 basis points to 4.07%.

 I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST
                        RATES AND INTEREST DIFFERENTIAL

     CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES
                             (DOLLARS IN THOUSANDS)

                          THREE MONTHS ENDED MARCH 31,


------------------------------------------------------------------------------------------------------------------------------------
                                                                         2000                                   1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 AVERAGE                      Interest     Average
                                                                   INTEREST        RATES                       Income\      Rates
                                                      AVERAGE       INCOME\      EARNED\          Average      Expense    Earned\
                                                      BALANCE       EXPENSE     PAID(3)           Balance      -------     Paid(3)
                                                      -------       -------     -------           -------                  -------
                  ASSETS
Loans, net of unearned discount (1) (2) (3)          $395,625        $8,317        8.41%         $353,536       $7,433        8.41%
Investments in debt securities:
   Taxable(4)                                         186,585         2,973        6.37           154,108        2,265        5.88
   Exempt from Federal income tax (3) (4)              31,400           595        7.58            31,789          615        7.74
Short-term investments                                  8,124           110        5.42            27,325          305        4.46
                                                     --------        ------                      --------       ------
      Total interest-earning assets/interest
income/overall yield (3)                              621,734        11,995        7.72           566,758       10,618        7.49
                                                                     ------        ====                         ------        ====
Allowance for  loan losses                             (5,818)                                     (6,220)
Cash and due from banks                                16,820                                      16,853
Other assets                                           49,360                                      28,494
                                                     --------                                    --------
      TOTAL ASSETS                                   $682,096                                    $605,885
                                                     ========                                    ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits         $227,550         1,773        3.12%         $214,445        1,479        2.76%
Time deposits                                         221,049         2,798        5.06           241,331        3,029        5.02
Short-term borrowings                                   9,300           106        4.56             2,790           29        4.16
FHLB borrowings                                        83,984         1,171        5.58            14,606          209        5.72
Debt of Employees Stock Ownership Plan                  1,153            22                             -            -
                                                     --------         -----                      --------        -----
Total interest-bearing liabilities/interest-
       expense/overall rate                           543,036         5,870        4.32           473,172        4,746        4.01
                                                                      -----        ====                          -----        ====
Non-interest-bearing demand deposits                   69,775                                      64,357            -
Other liabilities                                       4,500                                       3,125
Shareholders' equity                                   64,785                                      65,231
                                                     --------                                    --------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                     $682,096                                    $605,885
                                                     ========                                    ========

NET INTEREST INCOME                                                  $6,125                                     $5,872
                                                                     ======                                     ======
NET INTEREST MARGIN ON AVERAGE
  INTEREST-EARNING ASSETS                                                            3.94%                                    4.14%
                                                                                     ====                                     ====



(1)      Interest income includes loan origination fees.
(2)      Average balance includes nonaccrual loans.
(3) Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted up by the amount of Federal income tax that would have been paid if the income had been taxable at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.
(4)      Includes investments available-for-sale.

PROVISION FOR  LOAN LOSSES
     The provision for loan losses increased to $81,000 during the first quarter of 2000 from $15,000 for the first quarter of 1999. The increase in the provision for loan losses was largely due to the significant loan growth achieved over the past several quarters. With additional loan growth projected in 2000, management anticipates the provision for loan losses will continue throughout the year. Based on the Company's analysis of the adequacy of the allowance for loan losses, management determined it was appropriate to increase the provisions for loan losses in 2000. Management will continue to assess the adequacy of the allowance for loan losses on a regular basis throughout the year.

NONINTEREST INCOME
     Noninterest income increased $112,000 during the first quarter of 2000 in comparison to the first quarter of the prior year. The increase was the result of the combined effects of a decline in gains on sales of loans, resulting from the fact that most borrowers are choosing adjustable rate products, and an increase in other income. This increase in other income was the result of approximately $240,000 in earnings on the cash surrender value of bank-owned life insurance policies, which were purchased to offset the cost of deferred board fee and salary continuation programs at the Company and its subsidiary banks.

NONINTEREST EXPENSE
     Noninterest expense for the first quarter of 2000 increased $207,000 when compared to the first quarter of the prior year, as a result of small increases in most categories of noninterest expense. The increase in salaries and employee benefits expense was due, in part, to normal pay increases. The remainder of the increase in personnel costs and the increase in occupancy and equipment expenses was attributable to the operation of one additional facility during all of this first quarter of 2000, versus only two months in 1999. The increase in data processing expense was also due in part to the additional location. The increase in other noninterest expense was also partially attributable to the additional location including supplies and telecommunication costs. The remainder of the increase was the result of additional marketing and advertising efforts during the current year.

INCOME TAXES
     Income tax expense for the first quarter of 2000 was $671,000 compared to $715,000 in the first quarter of 1999. The Company's combined Federal and State effective tax rate decreased to 28.61% for the first quarter of 2000, compared to 30.86% for the first quarter of 1999. This decrease was largely due to the income guaranteed by the bank-owned life insurance, which is exempt from Federal and State income taxes.

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


                                                                               Book                           Dividends Paid Per
                                   High Bid      Low Bid       Close           Value       Market/Book           Common Share
                                   --------      -------       -----           -----       -----------           ------------
1ST QUARTER - 2000                   $10.00        $7.50       $7.625         $7.75           98.39%                 $0.080

4th Quarter - 1999                     9.75         8.31         8.75          7.66           114.23                  0.080
3rd Quarter - 1999                    11.31         9.00         9.50          7.66           124.02                  0.080
2nd Quarter - 1999                    11.63        10.00      11.3125          7.63           148.26                  0.080
1st  Quarter - 1999                   13.00        10.75       11.625          7.76           149.81                  0.080


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In the normal course of business, the Company had certain routine lawsuits pending at March 31, 2000. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.        Exhibits and Reports on Form 8-K

               A)   Exhibits

                    Exhibit number      Exhibit

                    3(b)                Restated Bylaws of Southside Bancshares Corp. with
                                        amendments through July 1, 1999 filed as Exhibit
                                        3(b) to the Company's Report on Form 10-Q for the
                                        quarterly period ended June 30, 1999, incorporated
                                        herein by reference.

                    10(m)               Deferred Compensation Agreement dated January 1, 2000
                                        between Southside Bancshares Corp. and Joseph W. Beetz.

               B)   Reports on 8-K

                    None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SOUTHSIDE BANCSHARES CORP.
                                             --------------------------------





May 12, 2000                                 /s/ Thomas M. Teschner
------------                                 ----------------------
                                                 Thomas M. Teschner
                                                 President
                                                 (Principal Executive Officer)




May 12, 2000                                 /s/ Joseph W. Pope
------------                                 ------------------
                                             Joseph W. Pope
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer, Controller, and
                                             Principal Accounting Officer)