Form 10-Q
period 2000-06-30
SOUTHSIDE BANCSHARES CORP
filed 2000-08-14
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 June 30, 2000
                               -------------------------------------------------
                                                    OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    ------------

Commission file number   0-10849
                         -------

                           SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


             MISSOURI                                     43-1262037
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI               63116
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (314) 776-7000
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


Yes   X     No
    -----


     At AUGUST 10, 2000, the number of shares outstanding of the registrant's
        ----------------
common stock was 8,593,628.
                 ----------

                           SOUTHSIDE BANCSHARES CORP.


                                TABLE OF CONTENTS


                                                                                    PAGE
Part I.   FINANCIAL INFORMATION (unaudited)

   Item 1.  Condensed Consolidated Financial Statements:
     Condensed Consolidated Balance Sheets at June 30, 2000 and
       December 31, 1999 ..........................................................    3

     Condensed Consolidated Statements of Income for the six and three months ended
       June 30, 2000 and June 30, 1999 ............................................    4

     Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
       Income for the six months ended June 30, 2000
       and the year ended December 31, 1999 .......................................    5

     Condensed Consolidated Statements of Cash Flows for the six months
       ended June 30, 2000 and June 30, 1999 ......................................    6

     Notes to Condensed Consolidated Financial Statements .........................    7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations ........................................................    9

   Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk -- There
     have been no material changes from the information provided in the December
     31, 1999 Annual Report on Form 10-K ..........................................

Part II.  OTHER INFORMATION

   Item 1.  Legal Proceedings .....................................................   20

   Item 4.  Submission of Matters to a Vote of Security Holders ...................   20

   Item 5.  Other Information .....................................................   20

   Item 6.  Exhibits and Reports on Form 8-K ......................................   20

   Signatures .....................................................................   21


                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       June 30, 2000 and December 31, 1999

                    (dollars in thousands except share data)
                                   (unaudited)

                                         ASSETS                         2000         1999
                                                                     ----------   ----------
Cash and due from banks ..........................................   $  18,949       19,311
Interest-bearing deposits in banks ...............................         351          159
                                                                     ---------    ---------

         Cash and cash equivalents ...............................      19,300       19,470
                                                                     ---------    ---------

Federal funds sold ...............................................       3,287        2,600
Investments in debt securities:
    Available for sale, at fair value ............................     157,845      158,630
    Held to maturity, at amortized costs (fair value of $48,186 in
       2000, and $61,316 in 1999) ................................      48,451       61,595
                                                                     ---------    ---------

         Total investments in debt securities ....................     206,296      220,225
                                                                     ---------    ---------

Loans, net of unearned discount ..................................     437,687      392,437
    Less allowance for loan losses ...............................       4,853        5,830
                                                                     ---------    ---------

         Loans, net ..............................................     432,834      386,607
                                                                     ---------    ---------

Premises and equipment ...........................................      17,667       17,563
Other assets .....................................................      31,608       31,687
                                                                     ---------    ---------

         Total assets ............................................   $ 710,992      678,152
                                                                     =========    =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand ...................................   $  74,347       74,577
    Interest-bearing demand and savings ..........................     230,091      221,148
    Time deposits ................................................     222,945      220,085
                                                                     ---------    ---------

         Total deposits ..........................................     527,383      515,810

Federal funds purchased ..........................................      20,650        1,000
Securities sold under agreements to repurchase ...................       5,299        7,603
FHLB borrowings ..................................................      84,835       83,921
Debt of Employee Stock Ownership Plan ............................         988        1,186
Other liabilities ................................................       5,151        4,224
                                                                     ---------    ---------

         Total liabilities .......................................     644,306      613,744
                                                                     ---------    ---------

Commitments and contingent liabilities

Shareholders' equity:
    Cumulative preferred stock, no par value, 1,000,000 shares
       authorized and unissued ...................................          --           --
    Common stock, $1 par value, 15,000,000 shares authorized,
       8,985,378 shares issued in 2000 and 1999 ..................       8,985        8,985
Surplus ..........................................................       5,472        5,431
Retained earnings ................................................      60,753       58,765
Unearned Employee Stock Ownership Plan shares ....................        (889)        (988)
Treasury stock, at cost, 391,750 shares in 2000 and 1999 .........      (4,335)      (4,335)
Accumulated other comprehensive income (loss) ....................      (3,300)      (3,450)
                                                                     ---------    ---------

         Total shareholders' equity ..............................      66,686       64,408
                                                                     ---------    ---------

         Total liabilities and shareholders' equity ..............   $ 710,992      678,152
                                                                     =========    =========


See accompanying notes to condensed consolidated financial statements

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                Six and Three Months ended June 30, 2000 and 1999

                    (dollars in thousands except share data)
                                   (unaudited)

                                                                             SIX MONTHS ENDED          THREE MONTHS ENDED
                                                                            2000         1999           2000        1999
                                                                         ---------    ----------     ---------   ----------
Interest income:
    Interest and fees on loans .......................................   $   17,055       14,671        8,771        7,200
    Interest on investments in debt securities:
       Taxable .......................................................        5,925        4,981        2,952        2,716
       Exempt from Federal income taxes ..............................          766          819          373          413
    Interest on short-term investments ...............................          211          711          101          406
                                                                         ----------   ----------   ----------   ----------

                Total interest income ................................       23,957       21,182       12,197       10,735
                                                                         ----------   ----------   ----------   ----------

Interest expense:
    Interest on interest-bearing demand and savings deposits..........        3,642        3,021        1,869        1,542
    Interest on time deposits ........................................        5,773        5,901        2,975        2,872
    Interest on Federal fund purchased ...............................          224           --          193         --
    Interest on securities sold under agreements to repurchase........          148           61           73           32
    Interest on FHLB borrowings ......................................        2,387          787        1,216          578
    Interest on debt of Employee Stock Ownership Plan ................           41           --           19         --
                                                                         ----------   ----------   ----------   ----------

                Total interest expense ...............................       12,215        9,770        6,345        5,024
                                                                         ----------   ----------   ----------   ----------

                Net interest income ..................................       11,742       11,412        5,852        5,711

Provision for loan losses ............................................          178           30           97           15
                                                                         ----------   ----------   ----------   ----------

                Net interest income after provision for loan losses...       11,564       11,382        5,755        5,696
                                                                         ----------   ----------   ----------   ----------

Noninterest income:
    Trust fees .......................................................          636          600          348          304
    Service charges on deposit accounts ..............................          791          701          413          357
    Gains on the sales of loans ......................................            5          214            3           92
    Other ............................................................          744          264          370           96
                                                                         ----------   ----------   ----------   ----------

              Total noninterest income ...............................        2,176        1,779        1,134          849
                                                                         ----------   ----------   ----------   ----------

Noninterest expenses:
    Salaries and employee benefits ...................................        4,637        4,529        2,362        2,293
    Net occupancy and equipment expense ..............................        1,352        1,343          673          702
    Data processing ..................................................          370          377          180          190
    Other ............................................................        2,824        2,611        1,462        1,372
                                                                         ----------   ----------   ----------   ----------

                Total noninterest expense ............................        9,183        8,860        4,677        4,557
                                                                         ----------   ----------   ----------   ----------

                Income before income tax expense .....................        4,557        4,301        2,212        1,988

Income tax expense ...................................................        1,224        1,271          553          560
                                                                         ----------   ----------   ----------   ----------

                Net income ...........................................   $    3,333        3,030        1,659   $    1,428
                                                                         ==========   ==========   ==========   ==========

Share data:
    Earnings per common share - basic ................................   $      .40          .36          .20   $      .17
    Earnings per common share - diluted ..............................          .39          .35          .19          .16
    Dividends paid per common share ..................................          .16          .16          .08          .08
    Average common shares outstanding ................................    8,412,951    8,407,802    8,417,584    8,416,538
                                                                         ==========   ==========   ==========   ==========
    Average common shares outstanding, including potentially
    dilutive shares...................................................    8,490,416    8,623,062    8,477,439    8,624,707
                                                                         ==========   ==========   ==========   ==========


See accompanying notes to condensed consolidated financial statements

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

            Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income

         Six Months ended June 30, 2000 and year ended December 31, 1999

                    (dollars in thousands except share data)
                                   (unaudited)


                                                                                             ACCUMULATED
                                                                                                OTHER
                                                                   UNEARNED                 COMPREHENSIVE
                                   COMMON              RETAINED      ESOP     TREASURY          INCOME
                                    STOCK     SURPLUS  EARNINGS     SHARES      STOCK           (LOSS)       TOTAL
                                  -------     -------  --------    --------   --------      -------------   -------
Balance at December 31, 1998      $ 8,985     5,248     55,249     (1,186)    (3,590)             258       64,964
Comprehensive income:
   Net income .................        --        --      6,203         --         --               --        6,203
   Change in net unrealized
     gain (loss) on available
     for sale securities, net
     of tax effect .............       --        --         --         --         --           (3,708)      (3,708)
                                  -------   -------    -------    -------    -------          -------      -------

   Total comprehensive
     income ...................        --        --      6,203         --         --           (3,708)       2,495
Cash dividends paid ($.32
   per share) .................        --        --     (2,687)        --         --               --       (2,687)
Allocation of 37,062 shares
   to ESOP participants .......        --       183         --        198         --               --          381
Purchase of 67,730 common
   shares for treasury ........        --        --         --         --       (745)              --         (745)
                                  -------   -------    -------    -------    -------          -------      -------

Balance at December 31, 1999        8,985     5,431     58,765       (988)    (4,335)          (3,450)      64,408
Comprehensive income:
   Net income .................        --        --      3,333         --         --               --        3,333
   Change in net unrealized
     gain (loss) on available
     for sale securities, net
     of tax effect ............        --        --         --         --         --              150          150
                                  -------   -------    -------    -------    -------          -------      -------

   Total comprehensive
     income ...................        --        --      3,333         --         --              150        3,483
Cash dividends paid ($.16
   per share) .................        --        --     (1,345)        --         --               --       (1,345)
Allocation of 18,531 shares
   to ESOP participants .......        --        41         --         99         --               --          140
                                  -------   -------    -------    -------    -------          -------      -------

Balance at June 30, 2000 ...      $ 8,985     5,472     60,753       (889)    (4,335)          (3,300)       6,686
                                  =======   =======    =======    =======    =======          =======      =======

See accompanying notes to condensed consolidated financial statements

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999

                             (dollars in thousands)
                                   (unaudited)

                                                                                 2000          1999
                                                                               --------      --------
Cash flows from operating activities:
Net income .................................................................   $  3,333       3,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization ..............................................      1,049       1,184
Provision for  loan losses .................................................        178          30
Gains on sale of loans .....................................................         (5)       (214)
Other operating activities, net ............................................        884        (713)
Originations of loans for sale .............................................       (520)     (5,195)
Proceeds from sale of loans ................................................        525       7,540
                                                                               --------    --------

                Net cash provided by operating activities ..................      5,444       5,662
                                                                               --------    --------

Cash flows from investing activities:
    Net (increase) decrease in Federal funds sold ..........................       (687)      4,750
    Proceeds from maturities of and principal payments on debt securities...     27,850      29,544
    Purchases of debt securities ...........................................    (13,903)    (71,382)
    Net (increase) decrease in loans .......................................    (46,779)     13,901
    Recoveries of loans previously charged off .............................        224         184
    Purchases of premises and equipment ....................................       (715)     (1,723)
    Proceeds from sales of other real estate owned and other foreclosed
     property ..............................................................        106          19
                                                                               --------    --------

                Net cash used in investing activities ......................    (33,904)    (24,707)
                                                                               --------    --------

Cash flows from financing activities:
    Net increase in demand and savings deposits ............................      8,713      10,925
    Net increase (decrease) in time deposits ...............................      2,860     (17,119)
    Net increase in Federal funds purchased ................................     19,650          --
    Net decrease in securities sold under agreements to repurchase .........     (2,304)       (598)
    Proceeds from FHLB borrowings ..........................................     20,914         (82)
    Repayment of FHLB borrowings ...........................................    (20,000)     30,000
    Repayment of ESOP debt .................................................       (198)         --
    Purchases of treasury stock ............................................         --        (436)
    Cash dividends paid ....................................................     (1,345)     (1,346)
                                                                               --------    --------

                Net cash provided by financing activities ..................     28,290      21,344
                                                                               --------    --------

                Net (decrease) increase in cash and cash equivalents .......       (170)      2,299

Cash and cash equivalents, beginning of period .............................     19,470      17,924
                                                                               --------    --------

Cash and cash equivalents, end of period ...................................   $ 19,300      20,223
                                                                               ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest on deposits and borrowings .................................   $ 12,328      10,157
       Income taxes ........................................................        715       1,779
    Noncash transactions -
       Transfers to other real estate owned in settlement of loans .........        150          41
                                                                               ========    ========


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                       June 30, 2000 and December 31, 1999
                                   (unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


(2)  SEGMENT INFORMATION

     The responsibility for management of the subsidiary banks remains with the officers and directors of the respective banks. The financial performance of the Company is measured internally by subsidiary bank results and key performance measures. The following tables show the financial information of the Company's subsidiary banks, South Side National Bank in St. Louis
     (SSNB), State Bank of Jefferson County (SBJC), Bank of Ste. Genevieve County (BSG), and The Bank of St. Charles County (BSCC) for the six and three months ended June 30, 2000 and 1999. The "Other" column includes the Parent Company and all intercompany elimination entries.

                                                   SIX MONTHS ENDED JUNE 30, 2000
                                 -------------------------------------------------------------------
                                   SSNB        SBJC        BSG       BSCC      OTHER    CONSOLIDATED
                                 --------    --------   --------   --------   --------  ------------
                                                       (dollars in thousands)
Results of Operations:
  Net interest income ........   $  7,424       1,325      1,867      1,167        (41)     11,742
  Provision for loan losses ..        150           6         --         22         --         178
  Noninterest income .........      1,416         186        222        196        156       2,176
  Noninterest expense ........      5,664         960        911        747        901       9,183
  Income tax expense (benefit)        758         168        377        191       (270)      1,224
  Net income .................      2,268         377        801        403       (516)      3,333
Average Balances:
  Loans ......................    258,963      50,259     56,817     42,499         --     408,538
  Assets .....................    459,905      70,710     93,374     62,453      5,986     692,428
  Deposits ...................    324,302      60,985     81,388     56,743       (174)    523,244
Financial Ratios:
  Return on assets ...........        .99%       1.07       1.72       1.29         --         .96
  Return on equity ...........      11.23       12.37      16.66      15.32         --       10.17
  Net interest margin ........       3.72        4.25       4.39       4.02         --        3.87
                                 ========    ========   ========   ========   ========    ========

                                                      SIX MONTHS ENDED JUNE 30, 1999
                                    ---------------------------------------------------------------------
                                      SSNB        SBJC        BSG       BSCC      OTHER      CONSOLIDATED
                                    --------    --------   --------   --------   --------    ------------
                                                          (dollars in thousands)
Results of Operations:
  Net interest income ...........   $  7,461       1,145      1,742      1,113        (49)     11,412
  Provision for loan losses .....         --          30         --         --         --          30
  Noninterest income ............      1,312         121        174        135         37       1,779
  Noninterest expense ...........      5,646         745        911        701        857       8,860
  Income tax expense (benefit) ..        845         167        304        187       (232)      1,271
  Net income ....................      2,282         324        701        360       (637)      3,030
Average Balances:
  Loans .........................    222,939      40,088     49,826     36,901     (1,384)    348,370
  Assets ........................    413,205      61,260     89,847     57,665      2,698     624,675
  Deposits ......................    335,226      55,028     78,184     52,317       (347)    520,408
Financial Ratios:
  Return on assets ..............       1.10%       1.06       1.57       1.25         --         .97
  Return on equity ..............      10.18       10.81      15.16      14.31         --        9.29
  Net interest margin ...........       4.23        4.12       4.39       4.00         --        4.05
                                    ========    ========   ========   ========   ========    ========

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                       June 30, 2000 and December 31, 1999
                                   (unaudited)

                                                  THREE MONTHS ENDED JUNE 30, 2000
                                 -------------------------------------------------------------------
                                   SSNB        SBJC        BSG       BSCC      OTHER    CONSOLIDATED
                                 --------    --------   --------   --------   --------  ------------
                                                       (dollars in thousands)
Results of Operations:
  Net interest income ........   $  3,681         689        921        580        (19)      5,852
  Provision for loan losses ..         75           6         --         16         --          97
  Noninterest income .........        747          98        103        101         85       1,134
  Noninterest expense ........      2,882         496        467        376        456       4,677
  Income tax expense (benefit)        326          89        179         93       (134)        553
  Net income .................      1,145         196        378        196       (256)      1,659
Average Balances:
  Loans ......................    269,648      52,209     57,112     42,482         --     421,451
  Assets .....................    467,069      73,278     93,410     62,585      6,418     702,760
  Deposits ...................    326,913      63,158     81,488     56,824       (269)    528,114
Financial Ratios:
  Return on assets ...........        .99%       1.08       1.63       1.25         --         .94
  Return on equity ...........      11.28       12.85      15.67      14.84         --       10.00
  Net interest margin ........       3.66        4.30       4.32       3.86         --        3.80
                                 ========    ========   ========   ========   ========    ========


                                                  THREE MONTHS ENDED JUNE 30, 1999
                                 ---------------------------------------------------------------------
                                   SSNB        SBJC        BSG       BSCC      OTHER      CONSOLIDATED
                                 --------    --------   --------   --------   --------    ------------
                                                       (dollars in thousands)
Results of Operations:
  Net interest income ........   $  3,711         585        870        568        (23)      5,711
  Provision for loan losses ..         --          15         --         --         --          15
  Noninterest income .........        637          65         70         73          4         849
  Noninterest expense ........      2,892         400        463        361        441       4,557
  Income tax expense (benefit)        374          80        143         95       (132)        560
  Net income .................      1,082         155        334        185       (328)      1,428
Average Balances:
  Loans ......................    217,746      40,741     49,300     36,858     (1,384)    343,261
  Assets .....................    427,245      62,133     89,624     58,195      1,958     639,155
  Deposits ...................    334,408      55,966     70,294     52,850       (347)    513,171
Financial Ratios:
  Return on assets ...........       1.01%       1.00       1.49       1.27         --         .89
  Return on equity ...........      10.37       10.98      15.43      14.20         --        9.47
  Net interest margin ........       4.29        4.11       4.37       3.99         --        4.08
                                 ========    ========   ========   ========   ========    ========

ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

     This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the six and three months ended June 30, 2000 and 1999.

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

                              FINANCIAL HIGHLIGHTS
                      COMPARISON OF SELECTED FINANCIAL DATA
                    (dollars in thousands except share data)

                                                               SIX MONTHS       TWELVE MONTHS     SIX MONTHS
                                                                 ENDED              ENDED            ENDED
                                                             JUNE 30, 2000    DECEMBER 31, 1999  JUNE 30, 1999
                                                             -------------  -------------------  -------------
Earnings:
  Total interest income ....................................   $   23,957           43,168             21,182
  Total interest expense ...................................       12,215           20,163              9,770
                                                               ----------       ----------         ----------

      Net interest income ..................................       11,742           22,905             11,412

  Provision for  loan losses ...............................          178               45                 30
                                                               ----------       ----------         ----------

      Net interest income after provision for loan losses ..   $   11,564           22,860             11,382
                                                               ==========       ==========         ==========

Net income .................................................   $    3,333            6,203              3,030
                                                               ==========       ==========         ==========

Share Data:
  Earning per common share:
    Basic ...............................................   $      .40              .74                .36
    Diluted .............................................          .39              .72                .35
    Dividends paid per common share .....................          .16              .32                .16
    Book value(1) .......................................         7.91             7.66               7.63
    Tangible book value(1) ..............................         7.49             7.21               7.40
    Shares outstanding (period-end)(1) ..................    8,593,628        8,593,628          8,624,978
    Average shares outstanding ..........................    8,412,951        8,414,752          8,407,802
    Average shares outstanding, including potentially
       dilutive shares ..................................    8,490,416        8,598,161          8,623,062
                                                            ==========       ==========         ==========

Financial Position:
  Total assets ..........................................   $  710,992          678,152            631,975
  Total deposits ........................................      527,383          515,810            517,095
  Total loans, net of unearned discount .................      437,687          392,437            340,646
  Allowance for loan losses .............................        4,853            5,830              6,138
  Short-term borrowings .................................       25,949            8,603              2,351
  FHLB borrowings .......................................       84,835           83,921             44,205
  Debt of Employee Stock Ownership Plan .................          988            1,186               --
  Total shareholders' equity ............................       66,686           64,408             64,160
                                                            ==========       ==========         ==========



                                 SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                                                   SIX MONTHS       TWELVE MONTHS        SIX MONTHS
                                                                     ENDED              ENDED              ENDED
                                                                JUNE 30, 2000(2)  DECEMBER 31, 1999   JUNE 30, 1999(2)
                                                                ----------------  -----------------   ----------------
Loan-to-deposit ratio .......................................        82.99%             76.08               65.88
Allowance for loan losses to total loans ....................         1.11               1.49                1.80
Dividend payout ratio .......................................        40.00              43.24               44.44
Return on average assets ....................................          .96                .97                 .97
Return on average shareholders' equity ......................        10.17               9.54                9.29
Net interest margin on average interest-earning assets ......         3.87               4.05                4.05
Average shareholders' equity to average total assets ........         9.47              10.22               10.45
Tier I leverage capital to adjusted total consolidated assets
   less intangibles .........................................         9.64               9.81                9.75
Tier I capital to risk-weighted assets ......................        14.39              14.87               16.94
Total capital to risk-weighted assets .......................        15.44              16.12               18.20
                                                                     =====              =====               =====

(1) Shares outstanding at June 30, 2000, December 31, 1999 and June 30, 1999 include 166,779, 185,310, 203,841 shares, respectively, held by the ESOP which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.

(2)  Statistical information is annualized where applicable.

                               FINANCIAL POSITION

     Total consolidated assets of the Company have increased $32,840,000 during the first six months of 2000 to $710,992,000 at June 30, 2000 compared to $678,152,000 at December 31, 1999. In addition, total assets of the Company have also increased $79,017,000, or 12.5%, since the end of the second quarter of 1999. The Company's strategic business plan includes growth as one of the Company's priorities, with that goal in mind, two new locations were opened during 1999. Over the past several quarters, we have begun to see growth in both loans and total assets.

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

                                           JUNE 30, 2000   DECEMBER 31, 1999   JUNE 30, 1999
                                           -------------   -----------------   -------------
                                                            (in thousands)
Commercial, financial and agricultural...     $ 76,386           73,943            63,269
    Real estate-commercial ..............      153,274          136,697           111,941
    Real estate-construction ............       19,134           19,078            23,173
    Real estate-residential .............      152,878          131,074           111,392
    Consumer ............................       25,390           23,130            22,225
    Industrial revenue bonds ............        5,629            3,879             3,386
    Other ...............................        4,996            4,636             5,260
                                              --------         --------          --------
                                              $437,687          392,437           340,646
                                              ========         ========          ========


     The Company's loan portfolio totaled $437,687,000 at June 30, 2000, which represents an increase of $45,250,000, or 11.5%, since December 31, 1999, and an increase of $97,041,000, or 28.5%, over the past twelve months. These increases in the loan portfolio were the result of the Company continuing to execute the elements of its strategic business plan, as discussed in the Company's 1999 Annual Report. In addition, the rising interest rate environment during 2000 has prompted many residential real estate loan customers to opt for adjustable rate mortgage loan products versus long-term fixed rate loan products. Adjustable rate mortgages are typically held by the Company, where as fixed rate loans are usually sold into the secondary market.


                      SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                        SIX MONTHS      TWELVE MONTHS       SIX MONTHS
                                          ENDED             ENDED             ENDED
                                      JUNE 30, 2000   DECEMBER 31, 1999   JUNE 30, 1999
                                      -------------   -----------------   -------------
                                                     (in thousands)
Balance at beginning of period ..        $ 5,830             6,192             6,192
Provision charged to expense ....            178                45                30
Loans charged off ...............         (1,379)             (670)             (268)
Recoveries ......................            224               263               184
                                         -------           -------           -------
Balance at end of period ........        $ 4,853             5,830             6,138
                                         =======           =======           =======

     The balance of the allowance for loan losses decreased by $997,000 during the first six months of 2000. The decrease in the allowance was largely due to the charge off of $1,071,000 in loans to one commercial borrower, which is discussed in more detail below. In addition, the Company recorded a provision for loan losses of $178,000 for the six months ended June 30, 2000. Based upon the Company's internal analysis of the adequacy of the allowance for loan losses, management of the Company believes the level is adequate to cover losses inherent in the loan portfolio under current conditions. The ratio of allowance for loan losses as a percentage of total loans was 1.11% as of June 30, 2000 compared to 1.49% and 1.80% at December 31, 1999 and June 30, 1999, respectively.


                              NONPERFORMING ASSETS

                                                         JUNE 30, 2000   DECEMBER 31, 1999   JUNE 30, 1999
                                                         -------------   -----------------   -------------
                                                                      (dollars in thousands)
Nonaccrual loans ...................................         $4,096            6,695              4,826
Loans past due 90 days or more and still
    accruing interest ..............................             93              221                375
                                                             ------           ------             ------

         Total nonperforming loans .................          4,189            6,916              5,201

Other real estate owned ............................            870              835                796
                                                             ------           ------             ------

         Total nonperforming assets ................         $5,059            7,751              5,997
                                                             ======           ======             ======

Ratios:
    Total nonperforming loans as % of total loans...            .96%            1.76               1.53
    Nonperforming assets as % of total loans and
       other real estate owned .....................           1.15             1.97               1.76
    Nonperforming assets as % of total assets ......            .71             1.14                .95
    Allowances for loan losses as a % of
       nonperforming loans .........................         115.85            84.30             118.02
                                                             ======           ======             ======


     Nonperforming assets totaled $5,059,000 or .71% of total assets at June 30, 2000 compared to $7,751,000 or 1.14% and $5,997,000 or .95% at December 31, 1999
and June 30, 1999, respectively. Nonaccrual loans declined $2,599,000 during the first six months of 2000 and accounted for the majority of the fluctuation in nonperforming assets. This decrease was largely due to the disposition of one commercial credit totaling approximately $1,900,000. A portion of the collateral securing the credit was sold and the proceeds were used to reduce the outstanding principal balance. The remaining balance of $1,071,000, for which there was a specific allocation in the allowance for loan losses at December 31, 1999, was charged against the allowance for loan losses. Management continues to aggressively pursue collection of the remaining collateral on this credit, however, because of the uncertainties involved in the collection process, management believes charging off the balance in 2000 was the appropriate course of action.

     A loan is reported as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's loan policy generally requires that a credit meeting the above criteria be placed on nonaccrual status. Additionally, loans which are past due more than 90 days as to payment of principal or interest are also considered to be impaired. These loans are included in the total of nonperforming assets.

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

     Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information, which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of June 30, 2000, there were no concentrations of loans exceeding 10% of total loans, which were not disclosed as a category of loans, detailed on page 11.

INVESTMENTS IN DEBT SECURITIES

     Investments in debt securities have decreased $13,929,000 since December 31, 1999, due to the loan growth experienced during the year. With additional loan growth projected for the remainder of 2000, management anticipates the investment portfolio will decline further during the last six months of 2000 through investment security maturities and paydowns on mortgage-backed securities.

DEPOSITS

     Total deposits have increased $11,573,000 during 2000, due in large part to an increase in money market deposit accounts. With short-term interest rates increasing during the quarter, many depositors chose to keep their deposits in a more liquid form of deposit account. Time deposits increased $2,860,000, as management has aggressively marketed these deposits during 2000. While these marketing efforts were not sufficient to achieve significant growth in this area, they did result in growth in this category for two consecutive quarters. With strong loan demand projected for the remainder of 2000, management will continue its efforts to aggressively attract and retain deposits.

FEDERAL FUNDS PURCHASED

     Strong loan demand and moderate deposit growth are responsible for the $19,650,000 increase in this funding source category during the year. Because of stronger than projected loan demand, the Company has utilized a number of alternative sources of funds to meet its liquidity requirements. It is anticipated that these borrowings can be replaced over the next several months through deposit growth and maturities and paydowns of investment securities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase (REPOs) decreased $2,304,000 during the first half of 2000. The majority of the Company's REPOs are used by larger commercial customers as a daily cash management tool, therefore, depending on their individual liquidity positions, the balances in these accounts can vary considerably.

FEDERAL HOME LOAN BANK (FHLB) BORROWINGS

     The $914,000 increase in FHLB borrowings was due to the combined effects of a $10,000,000 borrowing, which was called in March. This borrowing was part of a leverage strategy executed in the prior year. Because there had been $2,000,000 in paydowns on the mortgage-backed securities purchased with the proceeds of the borrowing, management reduced the borrowing to $8,000,000. In addition, the Company increased its borrowings by approximately $3,000,000 to meet the Company's stronger than expected loan demand.

DEBT OF EMPLOYEE STOCK OWNERSHIP PLAN

     The decrease in the debt of the Employee Stock Ownership Plan was due to the annual principal reduction on the loan, which is paid in March each year.

ASSET/LIABILITY MANAGEMENT

     As reflected on the Repricing and Interest Rate Sensitivity Analysis below, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 1.04x. Management believes a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors, which are beyond management's control.

     Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.


                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS

                                                                  JUNE 30, 2000
                                              -----------------------------------------------------
                                                           OVER        OVER
                                                         3 MONTHS     1 YEAR
                                              3 MONTHS    THROUGH    THROUGH      OVER
                                              OR LESS    12 MONTHS   5 YEARS     5 YEARS    TOTAL
                                              --------   ---------   --------   --------   --------
                                                             (dollars in thousands)
Interest-earning assets:
    Interest-bearing deposits in banks ....   $    351         --          --         --        351
    Federal funds sold ....................      3,287         --          --         --      3,287
    Investments available-for-sale ........     20,971     18,948      60,296     57,630    157,845
    Investments held-to-maturity ..........      8,350     10,945      14,923     14,233     48,451
    Loans, net of unearned discount(1) ....    254,818     43,430     117,530     21,909    437,687
                                              --------   --------    --------   --------   --------

         Total interest-earning assets ....    287,777     73,323     192,749     93,772    647,621
                                              --------   --------    --------   --------   --------

Cumulative interest-earning assets ........    287,777    361,100     553,849    647,621    647,621
                                              --------   --------    --------   --------   --------

Interest-bearing liabilities:
    Interest-bearing demand deposits ......     58,358     33,348      41,685     33,347    166,738
    Savings deposits ......................     22,174     12,671      15,837     12,671     63,353
    Time deposits under $100,000 ..........     41,383     71,241      72,419        107    185,150
    Time deposits $100,000 and over .......      8,107     21,361       8,327         --     37,795
    Federal funds purchased ...............     20,650         --          --         --     20,650
    Securities sold under agreements to ...      5,299         --          --         --      5,299
       repurchase
    FHLB borrowings .......................     23,624     29,000      32,211         --     84,835
    Debt of Employee Stock Ownership
       Plan ...............................       --          198         790         --        988
                                              --------   --------    --------   --------   --------

         Total interest-bearing liabilities    179,595    167,819     171,269     46,125    564,808
                                              --------   --------    --------   --------   --------

Cumulative interest-bearing liabilities ...    179,595    347,414     518,683    564,808    564,808
                                              --------   --------    --------   --------   --------
Gap analysis:
    Interest sensitivity gap ..............   $108,182    (94,496)     21,480     47,647     82,813
                                              ========   ========    ========   ========   ========
    Cumulative interest sensitivity gap ...   $108,182     13,686      35,166     82,813     82,813
                                              ========   ========    ========   ========   ========
Cumulative gap ratio of interest-earning
    assets to interest-bearing ............      1.60x      1.04x       1.07x      1.15x      1.15x
                                              ========   ========    ========   ========   ========

(1)  Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES

     The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 15.44%, 16.12% and 18.20% as of June 30, 2000, December 31, 1999, and June 30, 1999, respectively, which included Tier I capital ratios of 14.39%, 14.87%, and 16.94%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

     In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 9.64%, 9.81%, and 9.75% at June 30, 2000, December 31, 1999, and
June 30, 1999, respectively. As of June 30, 2000, all of the Company's subsidiary banks were well capitalized under the regulatory framework for prompt corrective action.


                              RESULTS OF OPERATIONS

EARNINGS SUMMARY

     Net income was $3,333,000 for the six months ended June 30, 2000 compared to $3,030,000 for the six months ended June 30, 1999, which represents a $303,000 or a 10% increase over the prior year. Net income for the second quarter was $1,659,000 compared to $1,428,000 earned in the second quarter of the prior year. The increases in both the second quarter and the first half of 2000 were due to increases in net interest and noninterest income, which were partially offset by an increase in noninterest expense.

     Basic earnings per common share were $0.40 and $0.20 for the first six months and second quarter of 2000, respectively, compared to $0.36 and $0.17 for the first six months and second quarter of 1999, respectively. Net income for the first six months of 2000 resulted in an annualized return on average assets
(ROA) of .96% compared to .97% in the prior year, and an annualized return on average shareholders' equity (ROE) of 10.17% compared to 9.29% in the prior year.


NET INTEREST INCOME

     As reflected in the Condensed Consolidated Average Balance Sheets and Average Interest Rates table on the following page, net interest income on a tax-equivalent basis increased by $446,000 in the first six months of 2000 when compared to the first six months of 1999. Net interest income increased because of an increase in average interest-earning assets, which were $50,547,000 higher in 2000; however, a decrease in the Company's net interest margin to 3.87% negated much of the impact of the increase in average earnings assets. Competition continues to have a dramatic impact on the Company's asset liability management philosophy and pricing of loans and deposits. With no indication that competition will ease in the foreseeable future, management believes that banks will be forced to work with smaller net interest margins in the upcoming quarters and years. Competition was not the only factor contributing to the decline in the net interest margin. In December 1999, the Company invested approximately $16,000,000 in bank-owned life insurance polices to offset the cost of the deferred director fee and salary continuation plans. These assets are classified under other noninterest earning assets on the balance sheet, and the increase in the cash surrender value of the policies is treated as other income. Inclusion of these assets, and the related income in the computation of net interest margin calculation would improve the Company's 2000 net interest margin by 13 basis points to 4.00%.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES

                                                                             SIX MONTHS ENDED JUNE 30,
                                                      ------------------------------------------------------------------------
                                                                      2000                                  1999
                                                      ----------------------------------     ---------------------------------
                                                                                 AVERAGE                               AVERAGE
                                                                     INTEREST    RATES                     INTEREST    RATES
                                                       AVERAGE       INCOME/     EARNED/      AVERAGE      INCOME/     EARNED/
                                                       BALANCE       EXPENSE     PAID(3)      BALANCE      EXPENSE     PAID(3)
                                                      ---------     ---------    -------     ---------     --------    -------
                                                                                 (dollars in thousands)
Loans, net of unearned discount(1)(2)(3) ......       $ 408,538        17,131       8.39%    $ 348,370      14,604      8.38%
Investments in debt securities:
  Taxable(4) ..................................         185,463         5,925       6.39       169,896       4,981      5.86
  Exempt from Federal income tax(3)(4) ........          30,883         1,161       7.52        32,068       1,241      7.74
  Short-term investments ......................           6,797           211       6.21        30,800         711      4.62
                                                      ---------     ---------                ---------      ------

       Total interest-earning assets/
         interest income/overall yield(3) .....         631,681        24,428       7.73       581,134      21,537      7.41
                                                                    ---------       ====                    ------      ====
Allowance for loan losses .....................          (5,325)                                (6,214)
Cash and due from banks .......................          16,546                                 17,686
Other assets ..................................          49,526                                 32,069
                                                      ---------                              ---------
       Total assets ...........................       $ 692,428                              $ 624,675
                                                      =========                              =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing demand and savings deposits...       $ 228,880         3,642       3.18%    $ 217,066       3,021      2.79%
Time deposits .................................         222,203         5,773       5.20       237,132       5,901      4.98
Short-term borrowings .........................          14,121           372       5.27         2,902          61      4.20
FHLB borrowings ...............................          83,641         2,387       5.71        29,501         787      5.34
Debt of Employees Stock Ownership Plan ........           1,087            41                       --          --
                                                      ---------     ---------                ---------      ------
       Total interest-bearing liabilities/
         interest-expense/overall rate ........         549,932        12,215       4.44       486,601       9,770      4.02
                                                                    ---------       ====                    ------      ====
Non-interest-bearing demand deposits ..........          72,161                                 66,210
Other liabilities .............................           4,788                                  6,598
Shareholders' equity ..........................          65,547                                 65,266
                                                      ---------                              ---------
       Total liabilities and shareholders'
         equity ...............................       $ 692,428                              $ 624,675
                                                      =========                              =========
       Net interest income ....................                     $  12,213                             $ 11,767
                                                                    =========                             ========
Net interest margin on average
  interest-earning assets .....................                                     3.87%                               4.05%
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

PROVISION FOR LOAN LOSSES

     The provision for loan losses increased to $178,000 during the first six months of 2000 from $30,000 in 1999. The increase in the provision for loan losses was largely due to the significant loan growth achieved over the past several quarters. With additional loan growth projected in 2000, management anticipates the provision for loan losses will continue throughout the year. Based on the Company's analysis of the adequacy of the allowance for loan losses, management determined it was appropriate to increase the provisions for loan losses in 2000. Management will continue to assess the adequacy of the allowance for loan losses on a regular basis throughout the year.


NONINTEREST INCOME

     Noninterest income increased $397,000 during the first half of 2000 in comparison to the first half of the prior year. The increase was due to a $36,000 increase in trust revenue attributable to growth in the assets under management, a $90,000 increase in service charge income resulting from management's commitment to improving results in this area, and a $480,000 increase in other income. The majority of the increase in other income was the result of earnings on the cash surrender value of company-owned life insurance policies, which were purchased to offset the cost of deferred board fee and salary continuation programs at the Company and at its subsidiary banks. These increases were partially offset by a $209,000 decline in gains on sales of loans. In the current interest rate environment, borrowers continue to choose adjustable rate loan products, which are not sold into the secondary market. Noninterest income for the second quarter increased $285,000 over the second quarter of 1999, due largely to the same factors as noted above.


NONINTEREST EXPENSE

     Noninterest expense for the first six months of 2000 increased $323,000 when compared to the first six months of the prior year. The increase was due mainly to a $108,000 increase in personnel expense and a $213,000 increase in other expense. Net occupancy and data processing expenses remained relatively consistent in comparison to the prior year. The increase in salaries and employees benefits was primarily the result of normal pay increases. The increase in other expense was largely due to a $119,000 increase in advertising expense and a $74,000 increase in attorney fees. Second quarter noninterest expense increased $120,000 over the previous year, as a result of many of the same factors that affected the results for the first six months of the year.


INCOME TAXES

     Income tax expense for the first half of 2000 was $1,224,000 compared to $1,271,000 in the first half of 1999. The Company's combined Federal and State effective tax rate decreased to 26.86% in 2000, compared to 29.55% in 1999. This decrease was largely due to the income generated by the company-owned life insurance, which is exempt from Federal and state income taxes and Federal and state tax credits associated with the Company's investment in low- and moderate-income housing projects.


EFFECT OF NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process. The Company is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.



                   COMMON STOCK -- MARKET PRICE AND DIVIDENDS

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

                                                                       DIVIDENDS
                                                                       PAID PER
                                                     BOOK    MARKET/    COMMON
                        HIGH BID   LOW BID   CLOSE   VALUE    BOOK       SHARE
                        --------   -------   -----   -----   -------   ---------
2nd Quarter - 2000       $  9.25     6.50     7.43    7.91    94.03%    $   .08
1st Quarter - 2000         10.00     7.50     7.62    7.75    98.39         .08

4th Quarter - 1999          9.75     8.31     8.75    7.66   114.23         .08
3rd Quarter - 1999         11.31     9.00     9.50    7.66   124.02         .08
2nd Quarter - 1999         11.63    10.00    11.31    7.63   148.26         .08
1st Quarter - 1999         13.00    10.75    11.62    7.76   149.81         .08
                         =======    =====    =====    ====   ======     =======

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In the normal course of business, the Company had certain routine lawsuits pending at June 30, 2000. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's regular Annual Meeting of Shareholders was held on April 27, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

     At the meeting, shareholders (i) elected three Class I Directors, each to serve for a term of three years, and (ii) ratified the appointment by the Board of Directors of KPMG LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ended December 31, 2000.

     Management's Director nominees were: Joseph W. Beetz, Howard F. Etling and Joseph W. Pope.

     The Directors elected at the meeting were: Joseph W. Beetz, Howard F. Etling and Joseph W. Pope. The names of each of the Directors whose term of office as a Director continued after the meeting is as follows: Douglas P. Helein (term expiring 2001); Earle J. Kennedy, Jr. (term expiring 2001); and Daniel J. Queen (term expiring 2001); Norville K. McClain (term expiring 2002); Richard G. Schroeder, Sr. (term expiring 2002); and Thomas M. Teschner (term expiring 2002);

The following is a tabulation of voting for Directors:

                                           Shares       Shares        Shares
                                            Voted         Voted        Voted
    Nominee                                  For         Against      Withheld
    -------                               ---------     ---------     --------
Joseph W. Beetz....................       7,571,021         3,329     130,086
Howard F. Etling...................       7,564,511         9,839     130,086
Joseph W. Pope.....................       5,090,371     2,483,979     130,086



     With respect to the ratification of the appointment of KPMG LLP, there were 7,669,421 shares voted "For" and 14,601 shares voted "Against", with 20,414 shares abstaining.


ITEM 5.  OTHER INFORMATION

     None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SOUTHSIDE BANCSHARES CORP.





August 11, 2000                        /s/  Thomas M. Teschner
---------------                        --------------------------------------
                                       Thomas M. Teschner
                                       President
                                       (Principal Executive Officer)




August 11, 2000                        /s/  Joseph W. Pope
---------------                        --------------------------------------
                                       Joseph W. Pope
                                       Senior Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer, Controller, and Principal
                                       Accounting Officer)