Form 10-Q
period 2000-09-30
SOUTHSIDE BANCSHARES CORP
filed 2000-11-13
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          September 30, 2000
                                   ---------------------------------------------
                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                                 ---------------         ----------------------

Commission file number 0-10849
                       -------

                           SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             MISSOURI                                    43-1262037
-------------------------------------      -------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                63116
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000
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

      At NOVEMBER 10, 2000, the number of shares outstanding of the registrant's common stock was 8,393,528.

                           SOUTHSIDE BANCSHARES CORP.



                                TABLE OF CONTENTS

                                                                                                   PAGE
Part I.   FINANCIAL INFORMATION (unaudited)

   Item 1.  Condensed Consolidated Financial Statements:
     Condensed Consolidated Balance Sheets at September 30, 2000 and
       December 31, 1999                                                                             3

     Condensed Consolidated Statements of Income for the nine and three months ended
       September 30, 2000 and September 30, 1999                                                     4

     Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
       Income for the nine months ended September 30, 2000
       and the year ended December 31, 1999                                                          5

     Condensed Consolidated Statements of Cash Flows for the nine months
       ended September 30, 2000 and September 30, 1999                                               6

     Notes to Condensed Consolidated Financial Statements                                            7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                           9

   Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk -
     There have been no material changes from the information provided in the December 31, 1999 Annual Report on Form 10-K.

Part II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                       20

   Item 5.  Other Information                                                                       20

   Item 6.  Exhibits and Reports on Form 8-K                                                        20

   Signatures                                                                                       21

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                    September 30, 2000 and December 31, 1999

                    (dollars in thousands except share data)
                                   (unaudited)

                                         ASSETS                                                2000             1999
                                                                                             ----------       ----------
Cash and due from banks                                                                   $    18,273        $  19,311
Interest-bearing deposits in banks                                                                657              159
                                                                                          -----------        ---------

                Cash and cash equivalents                                                      18,930           19,470
                                                                                          -----------        ---------

Federal funds sold                                                                              6,209            2,600
Investments in debt securities:
    Available for sale, at fair value                                                         157,740          158,630
    Held to maturity, at amortized cost (fair value of $41,815
       in 2000, and $61,316 in 1999)                                                           41,835           61,595
                                                                                          -----------        ---------

                Total investments in debt securities                                          199,575          220,225
                                                                                          -----------        ---------

Loans, net of unearned discount                                                               456,044          392,437
    Less allowance for loan losses                                                              5,121            5,830
                                                                                          -----------        ---------

                Loans, net                                                                    450,923          386,607
                                                                                          -----------        ---------

Premises and equipment                                                                         17,475           17,563
Other assets                                                                                   31,942           31,687
                                                                                          -----------        ---------

                Total assets                                                              $   725,054        $ 678,152
                                                                                          ===========        =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand                                                            $    73,637        $  74,577
    Interest-bearing demand and savings                                                       220,534          221,148
    Time deposits                                                                             264,200          220,085
                                                                                          -----------        ---------

                Total deposits                                                                558,371          515,810

Federal funds purchased                                                                         1,850            1,000
Securities sold under agreements to repurchase                                                  6,063            7,603
FHLB borrowings                                                                                82,993           83,921
Other borrowings                                                                                1,900               --
Debt of Employee Stock Ownership Plan                                                             988            1,186
Other liabilities                                                                               6,329            4,224
                                                                                          -----------        ---------

                Total liabilities                                                             658,494          613,744
                                                                                          -----------        ---------

Commitments and contingent liabilities

Shareholders' equity:
Cumulative preferred stock, no par value, 1,000,000 shares authorized and
    unissued                                                                                       --               --
Common stock, $1 par value, 15,000,000 shares authorized, 8,985,378 shares
    issued in 2000 and 1999                                                                     8,985            8,985
Surplus                                                                                         5,497            5,431
Retained earnings                                                                              61,730           58,765
Unearned Employee Stock Ownership Plan shares                                                    (840)            (988)
Treasury stock, at cost, 591,850 shares in 2000 and 391,750 shares in 1999                     (6,394)          (4,335)
Accumulated other comprehensive loss                                                           (2,418)          (3,450)
                                                                                          -----------        ---------

                Total shareholders' equity                                                     66,560           64,408
                                                                                          -----------        ---------

                Total liabilities and shareholders' equity                                $   725,054        $ 678,152
                                                                                          ===========        =========


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

             Nine and three months ended September 30, 2000 and 1999

                  (dollars in thousands except per share data)
                                   (unaudited)

                                                                 NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                2000            1999          2000           1999
                                                            ----------     ----------     ----------     ----------
Interest income:
    Interest and fees on loans                              $   26,523     $   22,028     $    9,468     $    7,357
    Interest on investments in debt securities:
       Taxable                                                   8,734          7,865          2,809          2,884
       Exempt from Federal income taxes                          1,133          1,234            367            415
    Interest on short-term investments                             299            951             88            240
                                                            ----------     ----------     ----------     ----------

                Total interest income                           36,689         32,078         12,732         10,896
                                                            ----------     ----------     ----------     ----------

Interest expense:
    Interest on interest-bearing demand and savings deposits     5,541          4,672          1,899          1,651
    Interest on time deposits                                    9,232          8,714          3,459          2,813
    Interest on Federal funds purchased                            394              6            170              6
    Interest on securities sold under agreements to
       repurchase                                                  226             87             78             26
    Interest on FHLB borrowings                                  3,709          1,371          1,322            584
    Interest on other borrowings                                     8           --                8           --
    Interest on debt of Employee Stock Ownership Plan               60              4             19              4
                                                            ----------     ----------     ----------     ----------

                Total interest expense                          19,170         14,854          6,955          5,084
                                                            ----------     ----------     ----------     ----------

                Net interest income                             17,519         17,224          5,777          5,812

Provision for loan losses                                          276             45             98             15
                                                            ----------     ----------     ----------     ----------
                Net interest income after provision for
                  loan losses                                   17,243         17,179          5,679          5,797
                                                            ----------     ----------     ----------     ----------

Noninterest income:
    Trust fees                                                     913            912            277            312
    Service charges on deposit accounts                          1,204          1,070            413            369
    Gains on the sales of loans                                     30            260             25             46
    Other                                                        1,164            407            420            143
                                                            ----------     ----------     ----------     ----------

              Total noninterest income                           3,311          2,649          1,135            870
                                                            ----------     ----------     ----------     ----------

Noninterest expenses:
    Salaries and employee benefits                               6,962          6,815          2,325          2,286
    Net occupancy and equipment expense                          2,084          2,062            732            696
    Data processing                                                582            556            212            179
    Other                                                        4,117          3,915          1,293          1,327
                                                            ----------     ----------     ----------     ----------

                Total noninterest expense                       13,745         13,348          4,562          4,488
                                                            ----------     ----------     ----------     ----------

                Income before income tax expense                 6,809          6,480          2,252          2,179

Income tax expense                                               1,841          1,917            617            646
                                                            ----------     ----------     ----------     ----------

                Net income                                  $    4,968     $    4,563     $    1,635     $    1,533
                                                            ==========     ==========     ==========     ==========

Share data:
    Earnings per common share - basic                       $      .59     $      .54     $      .19     $      .18
    Earnings per common share - diluted                            .58            .53            .19            .18
    Dividends paid per common share                                .24            .24            .08            .08
    Average common shares outstanding                        8,406,432      8,410,986      8,393,393      8,417,354
                                                            ==========     ==========     ==========     ==========

    Average common shares outstanding, including
    potentially dilutive shares                              8,493,772      8,614,671      8,498,791      8,594,946
                                                            ==========     ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

          Condensed Consolidated Statements of Shareholders' Equity and
                              Comprehensive Income

      Nine months ended September 30, 2000 and year ended December 31, 1999

                  (dollars in thousands except per share data)
                                   (unaudited)

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                                      UNEARNED                 COMPREHENSIVE
                                   COMMON                RETAINED       ESOP      TREASURY        INCOME
                                    STOCK      SURPLUS   EARNINGS      SHARES       STOCK         (LOSS)        TOTAL
                                  ----------  ---------- ----------  -----------  ----------  ---------------- ---------
Balance at December 31, 1998      $ 8,985       5,248      55,249      (1,186)     (3,590)           258        64,964
Comprehensive income:
   Net income                          --          --       6,203          --          --             --         6,203
   Change in net unrealized
     gain (loss) on available
     for sale securities,
     net of tax effect                 --          --          --          --          --         (3,708)       (3,708)
                                  -------     -------    --------    --------     -------        -------       -------

   Total comprehensive
     income                            --          --       6,203          --          --         (3,708)        2,495
Cash dividends paid ($.32
   per share)                          --          --      (2,687)         --          --             --        (2,687)
Allocation of 37,062 shares
   to ESOP participants                --         183          --         198          --             --           381
Purchase of 67,730 common
   shares for treasury                 --          --          --          --        (745)            --          (745)
                                  -------     -------    --------    --------     -------        -------       -------

Balance at December 31, 1999        8,985       5,431      58,765        (988)     (4,335)        (3,450)       64,408
Comprehensive income:
   Net income                          --          --       4,968          --          --             --         4,968
   Change in net unrealized
     gain (loss) on available
     for sale securities,
     net of tax effect                 --          --          --          --          --          1,032         1,032
                                  -------     -------    --------    --------     -------        -------       -------

   Total comprehensive
     income                            --          --       4,968          --          --          1,032         6,000
Cash dividends paid ($.24
   per share)                          --          --      (2,003)         --          --             --        (2,003)
Allocation of 27,797 shares
   to ESOP participants                --          66          --         148          --             --           214
Purchase of 200,100 common
   shares for treasury                 --          --          --          --      (2,059)            --        (2,059)
                                  -------     -------    --------    --------     -------        -------       -------

Balance at September 30,
    2000                          $ 8,985       5,497      61,730        (840)     (6,394)        (2,418)       66,560
                                  =======     =======    ========    ========     =======        =======       =======


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                  Nine months ended September 30, 2000 and 1999

                             (dollars in thousands)
                                   (unaudited)

                                                                                       2000               1999
                                                                                     ----------        -----------
Cash flows from operating activities:
Net income                                                                         $    4,968             4,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                           1,609             1,790
Provision for loan losses                                                                 276                45
Gains on sale of loans                                                                    (30)             (260)
Other operating activities, net                                                         1,198              (693)
Originations of loans for sale                                                         (1,966)           (7,563)
Proceeds from sale of loans                                                             1,845            10,355
                                                                                   ----------       -----------

                Net cash provided by operating activities                               7,900             8,237
                                                                                   ----------       -----------

Cash flows from investing activities:
    Net (increase) decrease in Federal funds sold                                      (3,609)           24,600
    Proceeds from maturities of and principal payments on debt securities              37,818            40,203
    Purchases of debt securities                                                      (15,921)          (80,649)
    Net increase in loans                                                             (64,996)           (6,063)
    Recoveries of loans previously charged off                                            405               239
    Purchases of premises and equipment                                                  (928)           (2,225)
    Proceeds from sales of other real estate owned and other foreclosed property          208               131
                                                                                   ----------       -----------

                Net cash used in investing activities                                 (47,023)          (23,764)
                                                                                   ----------       -----------

Cash flows from financing activities:
    Net (decrease) increase in demand and savings deposits                             (1,554)            7,163
    Net increase (decrease) in time deposits                                           44,115           (14,742)
    Net increase in federal funds purchased                                               850                --
    Net decrease in securities sold under agreements to repurchase                     (1,540)           (1,085)
    Proceeds from FHLB borrowings                                                       9,200            30,000
    Repayments of FHLB borrowings                                                     (10,128)             (124)
    Proceeds from other borrowings                                                      1,900                --
    Proceeds from debt of Employee Stock Ownership Plan                                    --             1,186
    Repayment of ESOP debt                                                               (198)               --
    Purchases of treasury stock                                                        (2,059)             (558)
    Cash dividends paid                                                                (2,003)           (2,017)
                                                                                   ----------       -----------

                Net cash provided by financing activities                              38,583            19,823
                                                                                   ----------       -----------

                Net (decrease) increase in cash and cash equivalents                     (540)            4,296

Cash and cash equivalents, beginning of period                                         19,740            17,924
                                                                                   ----------       -----------

Cash and cash equivalents, end of period                                           $   18,930            22,220
                                                                                   ==========       ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest on deposits and borrowings                                         $   18,588            15,086
       Income taxes                                                                     1,245             2,246
    Noncash transactions -
       Transfers to other real estate owned in settlement of loans                        150                62
                                                                                   ==========       ===========


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                    September 30, 2000 and December 31, 1999

                                   (unaudited)

  (1)   BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

  (2)   SEGMENT INFORMATION

        The responsibility for management of the subsidiary banks remains with the officers and directors of the respective banks. The financial performance of the Company is measured internally by subsidiary bank results and key performance measures. The following tables show the financial information of the Company's subsidiary banks, South Side National Bank in St. Louis (SSNB), State Bank of Jefferson County
        (SBJC), Bank of Ste. Genevieve County (BSG), and The Bank of St. Charles County (BSCC) for the nine and three months ended September 30, 2000 and 1999. The "Other" column includes the Parent Company and all intercompany elimination entries.

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                                         -------------------------------------------------------------------------
                                            SSNB        SBJC         BSG        BSCC        OTHER     CONSOLIDATED
                                         --------    --------    ---------   ---------   ----------  -------------
                                                                   (dollars in thousands)
        Results of Operations:
          Net interest income            $ 11,069       2,019       2,769       1,730         (68)     17,519
          Provision for loan losses           225          12        --            39        --           276
          Noninterest income                2,093         282         399         299         238       3,311
          Noninterest expense               8,446       1,445       1,386       1,122       1,346      13,745
          Income tax expense (benefit)      1,136         266         568         275        (404)      1,841
          Net income                        3,355         578       1,214         593        (772)      4,968
        Average Balances:
          Loans                           269,968      51,523      56,936      42,806        --       421,233
          Assets                          468,637      71,657      92,655      62,245       6,398     701,592
          Deposits                        330,272      61,843      80,499      56,376        (200)    528,790
        Financial Ratios:
          Return on assets                   .95%       1.08%       1.75%       1.27%        --          .94%
          Return on equity                 10.98%      12.55%      16.65%      14.86%        --        10.12%
          Net interest margin               3.63%       4.26%       4.36%       4.00%        --         3.80%
                                         ========    ========    ========    ========    ========    ========

                                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                                         ------------------------------------------------------------------------
                                            SSNB        SBJC        BSG        BSCC       OTHER      CONSOLIDATED
                                         --------    --------    ----------  ---------   -------     ------------
                                                                   (dollars in thousands)
        Results of Operations:
          Net interest income            $ 11,223       1,748       2,655       1,672         (74)     17,224
          Provision for loan losses          --            45        --          --          --            45
          Noninterest income                1,927         186         273         209          54       2,649
          Noninterest expense               8,441       1,192       1,368       1,067       1,280      13,348
          Income tax expense (benefit)      1,291         234         473         279        (360)      1,917
          Net income                        3,418         463       1,087         535        (940)      4,563
        Average Balances:
          Loans                           220,362      41,346      51,400      37,255          71     350,434
          Assets                          416,806      61,815      89,901      57,745       1,348     627,615
          Deposits                        334,285      55,557      78,125      52,263        (455)    519,775
        Financial Ratios:
          Return on assets                  1.09%       1.00%       1.61%       1.23%        --          .97%
          Return on equity                 10.25%      10.26%      15.38%      14.09%        --         9.35%
          Net interest margin               4.18%       4.18%       4.39%       4.03%        --         4.09%
                                         ========    ========    ========    ========    ========    ========

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                    September 30, 2000 and December 31, 1999

                                   (unaudited)

                                                                        THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                              ----------------------------------------------------------
                                                               SSNB      SBJC     BSG      BSCC    OTHER    CONSOLIDATED
                                                              --------  -------  -------  -------  -------  ------------
                                                                               (dollars in thousands)
        Results of Operations:
          Net interest income                               $   3,645      694      902      563     (27)      5,777
          Provision for loan losses                                75        6       --       17      --          98
          Noninterest income                                      677       96      177      103      82       1,135
          Noninterest expense                                   2,782      485      475      375     445       4,562
          Income tax expense (benefit)                            378       98      191       84    (134)        617
          Net income                                            1,087      201      413      190    (256)      1,635
        Average Balances:
          Loans                                               291,978   54,051   57,174   43,420      --     446,623
          Assets                                              486,101   73,551   91,217   61,829   7,222     719,920
          Deposits                                            342,212   63,559   78,721   55,642    (252)    539,882
        Financial Ratios:
          Return on assets                                       .87%    1.10%    1.81%    1.23%      --        .90%
          Return on equity                                     10.48%   12.91%   16.63%   13.94%      --      10.02%
          Net interest margin                                   3.45%    4.28%    4.30%    3.96%      --       3.66%
                                                            =========   ======   =======  ======   =====    ========


                                                                        THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                              ----------------------------------------------------------
                                                               SSNB      SBJC     BSG      BSCC     OTHER   CONSOLIDATED
                                                              --------  -------  -------  -------  -------  ------------
                                                                               (dollars in thousands)
        Results of Operations:
          Net interest income                               $   3,762      603      913      559     (25)      5,812
          Provision for loan losses                                --       15       --       --      --          15
          Noninterest income                                      615       65       99       74      17         870
          Noninterest expense                                   2,794      447      457      366     424       4,488
          Income tax expense (benefit)                            447       67      169       92    (129)        646
          Net income                                            1,136      139      386      175    (303)      1,533
        Average Balances:
          Loans                                               215,291   43,820   54,496   37,951     210     351,768
          Assets                                              423,893   62,908   90,007   57,904   2,078     636,790
          Deposits                                            332,433   56,599   78,009   52,139    (420)    518,760
        Financial Ratios:
          Return on assets                                      1.07%     .88%    1.72%    1.21%      --        .96%
          Return on equity                                     10.22%   10.54%   15.27%   14.20%      --       9.29%
          Net interest margin                                   4.21%    4.15%    4.39%    4.02%      --       4.05%
                                                            =========   ======   =======  ======   =====    ========

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

      This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the nine and three months ended September 30, 2000.

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

                              FINANCIAL HIGHLIGHTS
                      COMPARISON OF SELECTED FINANCIAL DATA
                  (dollars in thousands except per share data)

                                                                     NINE MONTHS                          NINE MONTHS
                                                                        ENDED          TWELVE MONTHS         ENDED
                                                                    SEPTEMBER 30,          ENDED         SEPTEMBER 30,
                                                                         2000        DECEMBER 31, 1999        1999
                                                                    ---------------  ------------------  ---------------
Earnings:
  Total interest income                                            $   36,689              43,168              32,078
  Total interest expense                                               19,170              20,163              14,854
                                                                   ----------          ----------          ----------

      Net interest income                                              17,519              22,905              17,224

  Provision for loan losses                                               276                  45                  45
                                                                   ----------          ----------          ----------

      Net interest income after provision for loan losses          $   17,243              22,860              17,179
                                                                   ==========          ==========          ==========

Net income                                                         $    4,968               6,203               4,563
                                                                   ==========          ==========          ==========

Share Data:
  Earning per common share:
    Basic                                                          $      .59                 .74                 .54
    Diluted                                                               .58                 .72                 .53
    Dividends paid per common share                                       .24                 .32                 .24
    Book value(1)                                                        8.08                7.66                7.66
    Tangible book value(1)                                               7.65                7.21                7.20
    Shares outstanding (period-end)(1)                              8,393,528           8,593,628           8,613,628
    Average shares outstanding                                      8,406,432           8,414,752           8,410,986
    Average shares outstanding, including potentially
     dilutive shares                                                8,493,772           8,598,161           8,614,671
                                                                   ==========          ==========          ==========

Financial Position:
  Total assets                                                     $  725,054             678,152             631,988
  Total deposits                                                      558,371             515,810             515,710
  Total loans, net of unearned discount                               456,044             392,437             360,084
  Allowance for loan losses                                             5,121               5,830               6,103
  Short-term borrowings                                                 7,913               8,603               1,864
  FHLB borrowings                                                      82,993              83,921              44,163
    Other borrowings                                                    1,900                --                  --
  Debt of Employee Stock Ownership Plan                                   988               1,186               1,186
  Total shareholders' equity                                           66,560              64,408              64,457
                                                                   ==========          ==========          ==========

                                 SELECTED RATIOS

The table below summarizes various selected ratios as of the end of the periods indicated.

                                                                     NINE MONTHS                          NINE MONTHS
                                                                        ENDED          TWELVE MONTHS         ENDED
                                                                    SEPTEMBER 30,          ENDED         SEPTEMBER 30,
                                                                       2000(2)       DECEMBER 31, 1999      1999(2)
                                                                    ---------------  ------------------  ---------------
Loan-to-deposit ratio                                                     81.67%            76.08%             69.82%
Allowance for loan losses to total loans                                   1.12              1.49               1.69
Dividend payout ratio                                                     40.68             43.24              44.44
Return on average assets                                                    .94               .97                .97
Return on average shareholders' equity                                    10.12              9.54               9.35
Net interest margin on average interest-earning assets                     3.80              4.05               4.09
Average shareholders' equity to average total assets                       9.33             10.22              10.37
Tier I leverage capital to adjusted total consolidated assets
  less intangibles                                                         9.14              9.81              10.02
Tier I capital to risk-weighted assets                                    13.79             14.87              16.34
Total capital to risk-weighted assets                                     14.87             16.12              17.60
                                                                          =====             =====              =====

(1) Shares outstanding at September 30, 2000, December 31, 1999 and September 30, 1999 include 157,513, 185,310, 194,576 shares, respectively, held by the ESOP which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.
(2)  Statistical information is annualized where applicable.

                               FINANCIAL POSITION

      Total consolidated assets of the Company have increased $46,902,000 during the first nine months of 2000 to $725,054,000 at September 30, 2000 compared to $678,152,000 at December 31, 1999. In addition, total assets of the Company have also increased $93,066,000, or 15%, since the end of the third quarter of 1999. The Company's strategic business plan includes growth as one of the Company's priorities, with that goal in mind, two new locations were opened during 1999. Over the past several quarters, the Company has experienced significant growth in loans, deposits and total assets.

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

                                                            SEPTEMBER 30,                               SEPTEMBER 30,
                                                                2000            DECEMBER 31, 1999           1999
                                                          ------------------  ----------------------  ------------------
                                                                                 (in thousands)
Commercial, financial and agricultural                    $      76,954               73,943                 65,566
    Real estate-commercial                                      156,099              136,697                124,771
    Real estate-construction                                     25,983               19,078                 22,249
    Real estate-residential                                     160,198              131,074                116,554
    Consumer                                                     27,128               23,130                 23,095
    Industrial revenue bonds                                      5,435                3,879                  3,438
    Other                                                         4,247                4,636                  4,411
                                                          ------------------  ----------------------  ------------------

                                                          $     456,044              392,437                360,084
                                                          ==================  ======================  ==================

      The Company's loan portfolio totaled $456,044,000 at September 30, 2000, which represents an increase of $63,607,000 or 16.21%, since December 31, 1999, and an increase of $95,960,000 or 26.65%, over the past twelve months. These increases in the loan portfolio were the result of the Company continuing to execute elements of its strategic business plan, as discussed in the Company's 1999 Annual Report. In addition, the rising interest rate environment during the first part of 2000 prompted many residential real estate loan customers to opt for adjustable rate mortgage loan products versus long-term fixed rate loan products. Adjustable rate mortgages are typically held by the Company, where as fixed rate loans are usually sold into the secondary market.

                      SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                                             NINE MONTHS                                 NINE MONTHS
                                                                ENDED             TWELVE MONTHS             ENDED
                                                            SEPTEMBER 30,             ENDED             SEPTEMBER 30,
                                                                2000            DECEMBER 31, 1999           1999
                                                          ------------------  ----------------------  ------------------
                                                                                 (in thousands)
Balance at beginning of period                            $     5,830                 6,192                 6,192
Provision charged to expense                                      276                    45                    45
Loans charged off                                              (1,390)                 (670)                 (373)
Recoveries                                                        405                   263                   239
                                                          ------------------  ----------------------  ------------------

Balance at end of period                                  $     5,121                 5,830                 6,103
                                                          ==================  ======================  ==================

      The balance of the allowance for loan losses decreased by $709,000 during the first nine months of 2000. The decrease in the allowance was largely due to the charge off of $1,071,000 in loans to one commercial borrower, which is discussed in more detail below. In addition, the Company recorded a provision for loan losses of $276,000 for the nine months ended September 30, 2000. Based upon the Company's internal analysis of the adequacy of the allowance for loan losses, management of the Company believes the level is adequate to cover losses inherent in the loan portfolio under current conditions. The ratio of allowance for loan losses as a percentage of total loans was 1.12% as of September 30, 2000 compared to 1.49% and 1.69% at December 31, 1999 and September 30, 1999, respectively.

                              NONPERFORMING ASSETS

                                                             SEPTEMBER 30,                               SEPTEMBER 30,
                                                                2000            DECEMBER 31, 1999           1999
                                                          ------------------  ----------------------  ------------------
                                                                             (dollars in thousands)
Nonaccrual loans                                          $       4,771                6,695                  4,430
Loans past due 90 days or more and still
    accruing interest                                               637                  221                    994
                                                          ------------------  ----------------------  ------------------

         Total nonperforming loans                                5,408                6,916                  5,424

Other real estate owned                                             784                  835                    817
                                                          ------------------  ----------------------  ------------------

         Total nonperforming assets                       $       6,192                7,751                  6,241
                                                          ==================  ======================  ==================

Ratios:
    Total nonperforming loans as % of total loans                 1.19%                1.76%                  1.51%
    Nonperforming assets as % of total loans and
       other real estate owned                                    1.36                 1.97                   1.73
    Nonperforming assets as % of total assets                      .85                 1.14                    .99
    Allowance for loan losses as a % of
       nonperforming loans                                       94.69%               84.30%                112.52%
                                                          ==================  ======================  ==================

      Nonperforming assets totaled $6,192,000 or .85% of total assets at September 30, 2000 compared to $7,751,000 or 1.14% and $6,241,000 or .99% at
December 31, 1999 and September 30, 1999, respectively. Nonaccrual loans declined $1,924,000 during the first nine months of 2000 and accounted for the majority of the reduction in nonperforming assets. This decrease was largely due to the disposition of one commercial credit totaling approximately $1,900,000. A portion of the collateral securing the credit was sold and the proceeds were used to reduce the outstanding principal balance. The remaining balance of $1,071,000, for which there was a specific allocation in the allowance for loan losses at December 31, 1999, was charged against the allowance for loan losses. Management continues to aggressively pursue collection of the remaining collateral on this credit, however, because of the uncertainties involved in the collection process, management believes charging off the balance in 2000 was the appropriate course of action.

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

      Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information, which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of September 30, 2000, there were no concentrations of loans exceeding 10% of total loans, which were not disclosed as a category of loans, detailed on page 11.

INVESTMENTS IN DEBT SECURITIES

      Investments in debt securities have decreased $20,650,000 since December 31, 1999, due to the loan growth experienced during the year. With additional loan growth projected for the remainder of 2000, management anticipates the investment portfolio will decline further during the last three months of 2000 through investment security maturities and paydowns on mortgage-backed securities.

DEPOSITS

      Total deposits have increased $42,561,000 during 2000, due largely to a decision made during the second quarter of 2000 to replace short-term borrowed funds, used to fund loan growth, with certificates of deposit. Since the promotion began in July of this year, time deposits have increased $44,115,000. Management is satisfied with the results of the promotion, but continues to monitor the rates being offered, the impact of the deposits on rate sensitivity and the extent to which we are able to cross-sell additional products and services to new time deposit customers. Noninterest-bearing demand, interest-bearing demand and savings accounts declined slightly in comparison to year-end 1999, as a result of normal fluctuations in these account types.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase (REPOs) decreased $1,540,000 during 2000. The majority of the Company's REPOs are used by larger commercial customers as a daily cash management tool, therefore, depending on their individual liquidity positions, the balances in these accounts can vary considerably.

FEDERAL HOME LOAN BANK (FHLB) BORROWINGS

      FHLB borrowings are used by the Company for a variety of purposes. Approximately $50,000,000 of the borrowings have been used to fund leveraged strategies, whereby the Company borrowed funds and used the proceeds to purchase investment securities. The yield on the investments exceeds the borrowing cost and provides the Company with additional net interest income. Approximately $1,800,000 of the borrowings have been used by one of the Company's subsidiary banks to fund longer-term fixed rate residential real estate loans. The remaining $31,000,000 is used by the Company to meet short-term liquidity needs.

OTHER BORROWINGS

         The $1,900,000 balance in this category represents borrowings from an unaffiliated financial institution under a $5 million line of credit. The line of credit was established to provide the resources necessary to fund the Company's stock repurchase plan announced during the third quarter of this year. The plan authorizes the Company to repurchase a total of 430,000 common shares or 5% of the Company's outstanding common shares. Through the end of the third quarter, the Company had repurchased 200,100 shares under the repurchase program at an average cost of $10.29 per common share.

DEBT OF EMPLOYEE STOCK OWNERSHIP PLAN

      The decrease in the debt of the Employee Stock Ownership Plan was due to the annual principal reduction on the loan, which is paid in March each year.

ASSET/LIABILITY MANAGEMENT

      As reflected on the Repricing and Interest Rate Sensitivity Analysis on the following page, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is .91x. Management believes a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors, which are beyond management's control. Among the significant assumptions used in preparing the Repricing and Interest Rate Sensitivity Analysis is that interest-bearing demand and savings deposits are not 100% rate sensitive within the period of three months or less. As a result, these deposits are allocated between the repricing categories based on historical analyses performed by the Company's subsidiary banks. In addition, FHLB borrowings are categorized based on the first available call date of the individual borrowings versus their final maturity.

      Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS

                                                                           SEPTEMBER 30, 2000
                                                  ----------------------------------------------------------------------
                                                                     OVER           OVER
                                                                   3 MONTHS        1 YEAR
                                                    3 MONTHS        THROUGH        THROUGH        OVER
                                                    OR LESS        12 MONTHS       5 YEARS       5 YEARS       TOTAL
                                                  -------------  --------------  ------------  ------------ ------------
                                                                         (dollars in thousands)
Interest-earning assets:
    Interest-bearing deposits in banks            $       657             --             --            --          657
    Federal funds sold                                  6,209             --             --            --        6,209
    Investments available-for-sale                     22,005         17,550         63,185        55,000      157,740
    Investments held-to-maturity                        5,403          8,944         13,463        14,025       41,835
    Loans, net of unearned discount(1)                256,686         55,587        126,416        17,355      456,044
                                                  -----------    -----------     ----------    ----------   ----------

         Total interest-earning assets                290,960         82,081        203,064        86,380      662,485
                                                  -----------    -----------     ----------    ----------   ----------

Cumulative interest-earning assets                    290,960        373,041        576,105       662,485      662,485
                                                  -----------    -----------     ----------    ----------   ----------

Interest-bearing liabilities:
    Interest-bearing demand deposits                   65,301         58,202         36,487            --      159,990
    Savings deposits                                   16,808         26,118         17,618            --       60,544
    Time deposits under $100,000                       46,153        104,246         69,712            --      220,111
    Time deposits $100,000 and over                    15,382         19,092          9,615            --       44,089
    Federal funds purchased                             1,850             --             --            --        1,850
    Securities sold under agreements to
       repurchase                                       6,063             --             --            --        6,063
    FHLB borrowings                                    41,000          8,000         32,192         1,801       82,993
    Other borrowings                                      --          1,900             --            --        1,900
    Debt of Employee Stock Ownership
       Plan                                                --            198            790            --          988
                                                  -----------    -----------     ----------    ----------   ----------

         Total interest-bearing liabilities           192,557        217,756        166,414         1,801      578,528
                                                  -----------    -----------     ----------    ----------   ----------

Cumulative interest-bearing liabilities               192,557        410,313        576,727       578,528      578,528
                                                  -----------    -----------     ----------    ----------   ----------

Gap analysis:
    Interest sensitivity gap                      $    98,403       (135,675)        36,650        84,579       83,957
                                                  ===========    ===========     ==========    ==========   ==========
    Cumulative interest sensitivity gap           $    98,403        (37,272)          (622)       83,957       83,957
                                                  ===========    ===========     ==========    ==========   ==========

Cumulative gap ratio of interest-earning
    assets to interest-bearing                           1.51            .91           1.00          1.15         1.15
                                                  ===========    ===========     ==========    ==========   ==========

(1) Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES

      The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 14.87%, 16.12% and 17.60% as of September 30, 2000, December 31, 1999, and September 30, 1999, respectively, which included Tier I capital ratios of 13.79%, 14.87%, and 16.34%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

      In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 9.14%, 9.81%, and 10.02% at September 30, 2000, December 31, 1999,
and September 30, 1999, respectively. As of September 30, 2000, all of the Company's subsidiary banks were well capitalized under the regulatory framework for prompt corrective action.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY

      Net income was $4,968,000 for the nine months ended September 30, 2000 compared to $4,563,000 for the nine months ended September 30, 1999, which represents a $405,000 or a 9% increase over the prior year. Net income for the third quarter was $1,635,000 compared to $1,533,000 earned in the third quarter of the prior year. The increase in earnings for the first nine months of 2000 was due to increases in net interest and noninterest income, which were partially offset by an increase in noninterest expense. The increase in third quarter net income was due to an increase in noninterest income, which was offset by an increase in noninterest expense, as well as a decrease in net interest income.

      Basic earnings per common share were $.59 and $.19 for the first nine months and third quarter of 2000, respectively, compared to $.54 and $.18 for the first nine months and third quarter of 1999, respectively. Net income for the first nine months of 2000 resulted in an annualized return on average assets
(ROA) of .94% compared to .97% in the prior year, and an annualized return on average shareholders' equity (ROE) of 10.12% compared to 9.35% in the prior year.

NET INTEREST INCOME

      As reflected in the Condensed Consolidated Average Balance Sheets and Average Interest Rates table on the following page, net interest income on a tax-equivalent basis increased by $270,000 in the first nine months of 2000 when compared to the first nine months of 1999. Net interest income increased because of an increase in average interest-earning assets, which were $54,330,000 higher in 2000; however, a decrease in the Company's net interest margin to 3.80% negated much of the impact of the increase in average earnings assets. Competition continues to have a dramatic impact on the Company's asset liability management philosophy and pricing of loans and deposits. With no indication that competition will ease in the foreseeable future, management believes that banks will be forced to work with smaller net interest margins in the upcoming quarters and years. Competition was not the only factor contributing to the decline in the net interest margin. In December 1999, the Company invested approximately $16,000,000 in bank-owned life insurance polices to offset the cost of the deferred director fee and salary continuation plans. These assets are classified under other noninterest earning assets on the balance sheet, and the increase in the cash surrender value of the policies is treated as other income. Inclusion of these assets, and the related income in the computation of net interest margin calculation would improve the Company's 2000 net interest margin by 15 basis points to 3.95%.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------------------------------
                                                                 2000                                1999
                                                   ---------------------------------   ---------------------------------
                                                                           AVERAGE                             AVERAGE
                                                               INTEREST     RATES                 INTEREST      RATES
                                                   AVERAGE      INCOME/    EARNED/      AVERAGE    INCOME/     EARNED/
                                                   BALANCE      EXPENSE    PAID(3)      BALANCE    EXPENSE     PAID(3)
                                                   ---------   ----------  ---------   ---------- ----------  ----------
                                                                          (dollars in thousands)

Loans, net of unearned discount (1) (2) (3)        $ 421,233     26,650       8.44%    $ 350,363    22,128       8.42%
Investments in debt securities:
  Taxable(4)                                         181,883      8,734       6.40       176,064     7,865       5.96
  Exempt from Federal income tax (3) (4)              30,541      1,717       7.49        32,453     1,870       7.68
Short-term investments                                 6,212        299       6.42        26,659       951       4.76
                                                   ---------   --------                ---------   -------

       Total interest-earning assets/interest
        income/overall yield (3)                     639,869     37,400       7.79       585,539    32,814       7.47
                                                               --------   ========                 -------   ========
Allowance for loan losses                             (5,196)                             (6,185)
Cash and due from banks                               17,211                              18,153
Other assets                                          49,708                              30,108
                                                   ---------                           ---------

       Total assets                                $ 701,592                           $ 627,615
                                                   =========                           =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing demand and savings deposits       $ 227,559      5,541       3.25     $ 219,408     4,672       2.84
Time deposits                                        228,469      9,232       5.39       233,842     8,714       4.97
Short-term borrowings                                 14,575        620       5.67         2,856        93       4.34
FHLB borrowings                                       85,171      3,709       5.81        34,451     1,371       5.31
Other borrowings                                         118          8       9.00            --        --      --
Debt of Employees Stock Ownership Plan                 1,054         60       7.59            71         4       7.50
                                                   ---------   --------                ---------   -------

       Total interest-bearing liabilities/interest-
         expense/overall rate                        556,946     19,170       4.59       490,628    14,854       4.04
                                                               --------   ========                 -------   ========

Non-interest-bearing demand deposits                  72,762                              66,525
Other liabilities                                      6,424                               5,369
Shareholders' equity                                  65,460                              65,093
                                                   ---------                           ---------

       Total liabilities and shareholders'
          equity                                   $ 701,592                           $ 627,615
                                                   =========                           =========

       Net interest income                                       18,230                             17,960
                                                               ========                            =======

Net interest margin on average
  interest-earning assets                                                     3.80%                              4.09%
                                                                           ========                           ========

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

PROVISION FOR LOAN LOSSES

      The provision for loan losses increased to $276,000 during the first nine months of 2000 from $45,000 in 1999. The increase in the provision for loan losses was largely due to the significant loan growth achieved over the past several quarters. With additional loan growth projected in 2000, management anticipates the provision for loan losses will continue throughout the year. Based on the Company's analysis of the adequacy of the allowance for loan losses, management determined it was appropriate to increase the provisions for loan losses in 2000. Management will continue to assess the adequacy of the allowance for loan losses on a regular basis throughout the year.

NONINTEREST INCOME

      Noninterest income increased $662,000 during the first nine months of 2000 in comparison to the first nine months of the prior year. The increase was due to a $134,000 increase in service charge income resulting from management's commitment to improving results in this area and a $757,000 increase in other income. The increase in other income was the result of earnings on the cash surrender value of company-owned life insurance policies, which were purchased to offset the cost of deferred directors fees and salary continuation programs at the Company and at its subsidiary banks. These two increases were partially offset by a $230,000 decline in gains on sales of loans. During most of the first nine months of 2000, borrowers continued to choose adjustable rate loan products, which are not sold into the secondary market; however, as interest rates on long-term fixed rate mortgage products and adjustable rate mortgage products begin to converge, borrowers appear to be moving back into fixed rate loan products. This trend will bode well for noninterest income in future periods if it continues. Noninterest income for the third quarter increased $265,000 over the third quarter of 1999, due largely to the same factors as noted above.

NONINTEREST EXPENSE

      Noninterest expense increased $397,000 during the first nine months of 2000 in comparison to the first nine months of 1999. The increase was the result of increases in each of the expense categories. Salaries and employees benefits increased $147,000 or 2% due in large part to normal pay increases. The slight increase in occupancy expense was mainly due to having an entire year of costs associated with the branches open in 1999. The increase in data processing expense was the result of the Company's continuing investment in technology, which allows the Company to offer a wide range of products and services to its customers. Other noninterest expense increased $202,000 during 2000 because of a $160,000 increase in advertising expense and a $91,000 increase in attorneys' fees. These two increases were partially offset by declines in several other noninterest expense categories. The increase in advertising expense was planned as part of the Company's strategic business plan to grow the organization. The increase in attorney's fees can be attributed to the costs associated with working certain problem credits through the collection process. Third quarter noninterest expense increased $74,000 over the previous year, as a result of increases in salaries and employee benefits, occupancy and equipment expense and data processing, all of which were partially offset by a slight decline in other noninterest expense.

INCOME TAXES

      Income tax expense for the first nine months of 2000 was $1,841,000 compared to $1,917,000 in the first nine months of 1999. The Company's combined Federal and state effective tax rate decreased to 27.04% in 2000, compared to 29.58% in 1999. The income tax expense and effective tax rate for the third quarter of 2000 were $617,000 and 27.40%, compared to $646,000 and 29.65% in the third quarter of 1999. These decreases are largely due to the income generated by the company-owned life insurance, which is exempt from Federal and state income taxes and Federal and state tax credits associated with the Company's investment in low- and moderate-income housing projects.

EFFECT OF NEW ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process. The Company has reviewed the potential impact of implementing SFAS 133 and does not believe the impact on the consolidated financial statements will be material.

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

                                                                                               DIVIDENDS
                                                                                                PAID PER
                                                                      BOOK       MARKET/         COMMON
                            HIGH BID       LOW BID       CLOSE        VALUE       BOOK           SHARE
                           ------------  ------------  -----------  ----------  -----------   -----------
3rd Quarter - 2000         $   10.00          7.375       8.00         8.08        99.01%     $    .08
2nd Quarter - 2000              9.25          6.50        7.438        7.91        94.03           .08
1st Quarter - 2000             10.00          7.50        7.625        7.75        98.39           .08

4th Quarter - 1999              9.75          8.31        8.75         7.66       114.23           .08
3rd Quarter - 1999             11.31          9.00        9.50         7.66       124.02           .08
2nd Quarter - 1999             11.63         10.00       11.3125       7.63       148.26           .08
1st Quarter - 1999             13.00         10.75       11.625        7.76       149.81           .08
                            ========      =========     ========    =======      =======      ========

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In the normal course of business, the Company had certain routine lawsuits pending at September 30, 2000. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHSIDE BANCSHARES CORP.
                                        ----------------------------------------




November 10, 2000                          /s/  Thomas M. Teschner
-----------------                       ----------------------------------------
                                        Thomas M. Teschner
                                        President
                                        (Principal Executive Officer)




November 10, 2000                         /s/  Joseph W. Pope
-----------------                       ----------------------------------------
                                        Joseph W. Pope
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer, Controller, and Principal
                                        Accounting Officer)