Form 10-K
period 2000-12-31
SOUTHSIDE BANCSHARES CORP
filed 2001-03-30
CIK 703970

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission File Number 0-10849

                           SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                          MISSOURI                                                          43-1262037
--------------------------------------------------------------                  -----------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                   (IRS Employer Identification No.)

         3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                                             63116
--------------------------------------------------------------                  -----------------------------------
         (Address of Principal Executive Offices)                                           (Zip Code)

Registrant's Telephone Number, Including Area Code:    (314) 776-7000
                                                       ------------------

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

                          COMMON STOCK, $1.00 PAR VALUE
      --------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X          No
                                              -----           ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 23, 2001, the aggregate market value, computed by the average bid and asked prices, of the voting stock held by non-affiliates of the Registrant was approximately $47,663,000.

         As of March 23, 2001, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 8,415,528.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference herein include portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (Part I and Part II).

================================================================================

                                     PART I

ITEM 1.  BUSINESS

    (a)  General

         Southside Bancshares Corp. ("Southside") was incorporated under the laws of the State of Missouri on January 25, 1982. Southside became a registered bank holding company on January 3, 1983 when South Side National Bank in St. Louis merged with a wholly-owned subsidiary of Southside. The wholly-owned subsidiary of Southside now continues banking operations under the name "South Side National Bank in St. Louis." Prior to such merger, Southside was not actively involved in any banking operations. Southside's principal office is located at 3606 Gravois Avenue, St. Louis, Missouri 63116.

         Southside, through its subsidiary banks, is primarily engaged in commercial banking and providing trust services. Southside and its subsidiaries had, at December 31, 2000, consolidated total assets of approximately $737 million. The following table shows the year of acquisition, total assets, total loans and total deposits at December 31, 2000, before elimination of intercompany accounts, of each of Southside's wholly-owned subsidiary banks, all of which are located in Missouri.

                                                                               (in thousands)
                                             Year of      ---------------------------------------------------------
                Bank                       Acquisition        Total Assets         Total Loans     Total Deposits
                ----                       -----------        ------------         -----------     --------------
South Side National Bank in St. Louis         1983             $    498,300       $    307,350     $    370,353
State Bank of Jefferson County                1983             $     73,806       $     55,048     $     64,372
Bank of Ste. Genevieve                        1985             $     95,528       $     58,153     $     82,742
The Bank of St. Charles County                1986             $     63,060       $     42,855     $     56,943

         Southside's subsidiary banks, which operated 17 banking offices in Missouri during 2000, are engaged in the general banking business of accepting funds for deposit, making loans, renting safe deposit boxes and performing such other banking services as are usual and customary in banks of similar size and character. All of the subsidiary banks offer real estate, commercial and consumer loans. Customers of all subsidiary banks are offered regular checking, interest-bearing checking, money market, savings, certificates of deposit and IRA accounts. South Side National Bank in St. Louis, State Bank of Jefferson County and The Bank of St. Charles County also provide Star and CIRRUS 24-hour automated teller machines. Bank of Ste. Genevieve has two 24-hour banking machines on the Shazam and CIRRUS automated teller networks. South Side National Bank in St. Louis also provides 24-hour automated teller machines at its Customer-Bank Communications Terminal branches in St. Anthony's Medical Center located at 10010 Kennerly Road, St. Louis County, Missouri 63128 and 1408 North Kingshighway, St. Louis, Missouri 63113.

         Customers of all of the subsidiary banks are also offered the services of the trust department of South Side National Bank in St. Louis. At December 31, 2000, the combined market value of trust assets, including fiduciary and custodial accounts was approximately $223 million, which are not included in the consolidated assets of Southside as they do not represent assets of Southside.

         The responsibility for the management of the subsidiary banks remains with the officers and directors of the respective banks. Southside provides the subsidiary banks with assistance and service in auditing, record keeping, tax planning, trust operations, new business development, lending, regulatory compliance and human resources management.

         Southside has seven officers. Southside utilizes, to the extent necessary, the officers, employees and services of its banking subsidiaries. On December 31, 2000, Southside and its wholly-owned subsidiaries had 250 full-time employees and 37 part-time employees.

         The information on page 3 and pages 47-50 of the Southside Bancshares Corp. 2000 Annual Report to Shareholders is incorporated herein by reference.

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

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry, subject to state deposit caps and a 10% nationwide deposit cap. This legislation also provides that, subject to future action by individual states, a holding company has the right to convert the banks which it owns in different states to branches of a single bank. States were permitted to "opt out" of this full interstate branching provision prior to the effective date, but could not "opt out" of the law allowing bank holding companies from other states to enter such states. Missouri, in which all of Southside's subsidiary banks are located, did not "opt out" of the interstate branching provisions of this legislation.

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

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve Board. Written notice is required within ten days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier I capital. The foregoing prior notice requirement also applies to commencing non-banking activity de novo which has been previously approved by order of the Federal Reserve Board, but not yet implemented by regulations.

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

         The Gramm-Leach-Bliley Act (the "GLB Act") repealed certain restrictions of the Glass-Steagall Act relating to banks affiliating with securities firms. The GLB Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, and authorizes activities that are "complementary" to financial activities and "financial in nature." Activities that are expressly deemed to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve Board and the Treasury Department, in cooperation with one another, must determine what additional activities are "financial in nature." With certain exceptions, the GLB Act similarly expands the authorized activities of subsidiaries of national banks.

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

         The Financial Services Act is likely to be the subject of extensive rule making by federal banking regulators and others. The effects of this legislation will only begin to be understood over the next several years and at this time cannot be predicted with any certainty.

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

         The information contained in note 12 of the Notes to Consolidated Financial Statements on pages 41 and 42 of the Southside Bancshares Corp. 2000 Annual Report to Shareholders is incorporated herein by reference.

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

         (e) Statistical Information

         The selected statistical information set forth below relative to Southside and its subsidiaries should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Southside Bancshares Corp. 2000 Annual Report to Shareholders, incorporated herein by reference.

         (f) Forward-Looking Statements

         Statements contained in this Report and in future filings by Southside with the Securities and Exchange Commission, in Southside's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended). There can be no assurance, in light of these risks and uncertainties, that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements:

         - Credit risk: While Southside has had good credit quality in recent years, approximately 51% of its loans as of December 31, 2000 were commercial (including commercial real estate), financial, and agricultural loans, changes in local economic conditions could adversely affect credit quality in Southside's loan portfolio.

         - Interest rate risk: Although Southside actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely impact Southside's net interest margin if changes in its cost of funds do not correspond to the changes in income yields.

         - Competition: Southside's activities involve competition with other banks as well as other financial institutions and enterprises. Also, the financial service markets have and likely will continue to experience substantial changes which could significantly change Southside's competitive environment in the future.

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

                        SELECTED STATISTICAL INFORMATION

I.       Loan Portfolio

         A. Types of Loans

         The following table shows the classification of loans by major category at December 31 for the years shown.

                                                                             (in thousands)
                                                      2000          1999          1998          1997          1996
                                                   ----------    ----------     ----------   ----------    ----------
Commercial, financial
  and agricultural..........................       $   78,586    $   73,943     $   68,166   $   69,168    $   62,016
Real estate-commercial......................       $  157,771    $  136,697     $  115,214   $   98,759    $   82,045
Real estate-construction....................       $   28,808    $   19,078     $   21,993   $   30,836    $   26,067
Real estate-residential.....................       $  161,252    $  131,074     $  119,917   $   92,028    $   96,039
Consumer....................................       $   27,189    $   23,130     $   22,219   $   23,627    $   17,304
Industrial revenue bonds....................       $    5,339    $    3,879     $    4,717   $    5,517    $    6,373
Other loans.................................       $    4,461    $    4,636     $    4,762   $    6,502    $    4,619
                                                   ----------    ----------     ----------   ----------    ----------

  TOTAL LOANS...............................       $  463,406    $  392,437     $  356,988   $  326,437    $  294,463
                                                   ==========    ==========     ==========   ==========    ==========

         B. Maturities and Sensitivities of Loans to Changes in Interest Rates

         The following table shows the remaining maturities of selected loan categories at December 31, 2000.

                                                                            (in thousands)

                                                 ---------------------------------------------------------------------
                                                     One year         Over one up          Over
                                                     or less*         to 5 years          5 years          Total

                                                 ----------------- ------------------ ---------------- ---------------
Commercial, financial
  and agricultural..........................              $51,635            $22,365           $4,586        $ 78,586
Real estate-construction....................              $16,644            $ 9,655           $2,509        $ 28,808
Other loans.................................              $   651            $ 3,810              ---        $  4,461
                                                          -------            -------           ------        --------

    TOTAL...................................              $68,930            $35,830           $7,095        $111,855
                                                          =======            =======           ======        ========

* Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due "One year or less."

The following table shows the amount of loans above having maturities over one year which have predetermined interest rates, and the amount which have floating or adjustable interest rates at December 31, 2000 (in thousands).

Loans with predetermined interest rates.......................................   $31,394
Loans with floating or adjustable interest rates..............................   $11,531
                                                                                 -------

         TOTAL................................................................   $42,925
                                                                                 =======

         C. Risk Elements

         The nonaccrual, past due and restructured loan information included in the Southside Bancshares Corp. 2000 Annual Report to Shareholders on pages 8 and
9. Southside had no other potential problem loans at December 31, 2000.

II.      Summary of Loan Loss Experience

         The information under the caption Allowance for Loan Losses and Risk Elements on pages 7-9 of the Southside Bancshares Corp. 2000 Annual Report to Shareholders is incorporated herein by reference.

         The following table analyzes the loan loss experience of Southside for the periods indicated:

                                                           Years Ended December 31, (dollars in thousands)
                                                 ---------------------------------------------------------------------

                                                     2000           1999          1998           1997         1996
                                                 ----------------------------------------------------------------------
Average loans outstanding, net of
unearned discount...........................      $  430,819    $  355,874      $  345,902   $  311,266     $ 295,683
                                                     =======       =======         =======      =======      ========

Allowance at beginning of year..............      $    5,830    $    6,192      $    6,120   $    5,602     $   5,635
                                                   =========     =========       =========    =========      ========

Loans charged off:
Commercial, financial and
           Agricultural.....................           1,279           249             296          139           878
     Real estate - commercial...............             ---           ---             ---          ---            76
     Real estate - construction.............             ---           ---             ---          ---           ---
     Real estate - residential..............              36            95               2           77            17
     Consumer...............................             147           291             223          134           193
     Industrial revenue bonds...............             ---           ---             ---          ---           ---
     Other..................................              25            35              15           17            55
                                                     -------        ------          ------       ------        ------

     Total loans charged off................           1,487           670             536          367         1,219
                                                      ======         =====           =====        =====         =====

Recoveries:
     Commercial, financial and
           Agricultural.....................             259           116             152          687           869
     Real estate - commercial...............             ---           ---             ---          ---            66
     Real estate - construction.............               7            14              14           15           ---
     Real estate - residential..............              36            33              38           47           105
     Consumer...............................             158            95              80           70            77
     Industrial revenue bonds...............             ---           ---             ---          ---           ---
     Other..................................              15             5               5            6             9
                                                      ------       -------         -------      -------       -------

     Total Recoveries.......................             475           263             289          825         1,126
                                                      ======         =====           =====        =====         =====

Net loans charged off (recovered)...........           1,012           407             247        (458)            93
                                                      ======         =====           =====       ======         =====

Provisions charged to
     operating expense......................             361            45              62           60            60
                                                       =====         =====           =====        =====         =====

Allowance of PSB at acquisition.............             ---           ---             257          ---           ---
                                                      ======        ======           =====       ======        ======

Allowance at end of year....................          $5,179        $5,830          $6,192       $6,120        $5,602
                                                       =====         =====           =====        =====         =====

Ratio of net charge-offs during
     year to average loan outstanding.......           0.23%         0.11%           0.07%            *         0.03%
                                                       =====         =====           =====                      =====

* Ratio is not applicable for 1997, as recoveries exceeded charge-offs for the year.

      The following table sets forth at the end of each reported period, a breakdown of the allowance for loan losses by major categories of loans and the percentage of loans in each category to total loans at the dates indicated:

                                                              Years Ended December
                                                                       31,
                                                             (dollars in thousands)
                 ---------------------------------------------------------------------------------------------------------------
                         2000                  1999                   1998                   1997                  1996
                 ---------------------------------------------------------------------------------------------------------------

                             Percent                Percent                Percent               Percent               Percent
                             of Loans              of Loans               of Loans               of Loans              of Loans
                             in Each                in Each                in Each               in Each               in Each
                             Category              Category               Category               Category              Category
                             To Total              To Total               To Total               To Total              To Total
                 Allowance    Loans    Allowance     Loans    Allowance     Loans    Allowance    Loans    Allowance    Loans
                 ---------    -----    ---------     -----    ---------     -----    ---------    -----    ---------    -----
Commercial,
  financial and
  agricultural....   $1,479     16.9%      $2,030      18.8%      $2,392      19.1%      $2,320     21.2%      $2,502     21.0%
Real estate-
  Commercial......   $1,500     34.1%      $1,500      34.8%      $1,500      32.3%      $1,500     30.3%      $1,500     27.9%
Real estate-
  Construction....    $ 500      6.2%       $ 500       4.9%       $ 500       6.2%       $ 500      9.4%       $ 300      8.9%
Real estate-
  Residential.....   $1,000     34.8%      $1,000      33.4%      $1,000      33.6%      $1,000     28.2%       $ 800     32.6%
Consumer loans
  to individuals..    $ 500      5.9%       $ 500       5.9%       $ 500       6.2%       $ 500      7.2%       $ 200      5.8%
Industrial
  Revenue
  Bonds..........     $ 100      1.1%       $ 100       1.0%       $ 100       1.3%       $ 100      1.7%       $ 100      2.2%
Other loans
(Unallocated)....     $ 100      1.0%       $ 200       1.2%       $ 200       1.3%       $ 200      2.0%       $ 200      1.6%
                     ------    ------      ------     ------      ------     ------      ------    ------      ------    ------
Totals...........    $5,179    100.0%      $5,830     100.0%      $6,192     100.0%      $6,120    100.0%      $5,602    100.0%
                     ======    ======      ======     ======      ======     ======      ======    ======      ======    ======

III.     Investment Portfolio

         The information contained on page 9 and 10 and in note 2 of the Notes to Consolidated Financial Statements on pages 34 and 35 of the Southside Bancshares Corp. 2000 Annual Report to Shareholders is incorporated herein by reference. The following table summarizes the carrying values and weighted average yields of investments in debt securities by contractual maturities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. A maturity distribution for mortgage-backed securities has not been prepared due to their accelerated prepayment characteristics.

                                                                              (dollars in thousands)
                                                                                 DECEMBER 31, 2000
                                                             ----------------------------------------------------------

                                                                   AVAILABLE FOR SALE             HELD TO MATURITY
                                                                   ------------------             ----------------

                                                                CARRYING         AVERAGE       CARRYING      AVERAGE
                                                                  VALUE           YIELD*         VALUE       YIELD*
                                                                  -----           -----          -----       -----
U.S. TREASURY SECURITIES AND OBLIGATIONS OF U.S.
   GOVERNMENT AGENCIES AND CORPORATIONS:

      Within 1 year.....................................          $  11,801          6.09%      $  10,955       5.71%

      After 1 but within 5 years........................          $  43,672          6.78%      $   2,224       5.25%

      After 5 but within 10 years.......................          $   6,747          6.63%      $   1,720       5.94%

      After 10 years....................................          $     920          7.16%            ---        ---%
                                                                  ---------                    ----------

                        Total...........................          $  63,140          6.64%      $  14,899       5.68%

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS:

      Within 1 year.....................................                ---            ---      $   1,520       7.86%

      After 1 but within 5 years........................          $     666          6.35%      $   8,175       7.59%

      After 5 but within 10 years.......................          $   3,430          6.79%      $   7,494       7.56%

      After 10 years....................................          $   5,314          7.20%      $   2,850       7.37%
                                                                  ---------                     ---------

                        Total...........................          $   9,410          7.00%      $  20,039       7.56%

OTHER DEBT SECURITIES:

      Within 1 year.....................................                ---            ---            ---         ---

      After 1 but within 5 years........................                ---            ---            ---         ---

      After 5 but within 10 years.......................          $     100          6.28%            ---         ---

      After 10 years....................................                ---                           ---         ---
                                                                  ---------                     ---------

                        Total...........................          $     100          6.28%            ---         ---
TOTAL INVESTMENT SECURITIES (EXCLUDING MORTGAGE-BACKED AND
OTHER SECURITIES):

      Within 1 year.....................................          $  11,801          6.09%     $  12,475        5.97%

      After 1 but within 5 years........................          $  44,338          6.77%     $  10,399        7.09%

      After 5 but within 10 years.......................          $  10,277          6.82%     $   9,214        7.26%

      After 10 years....................................          $   6,234          7.19%     $   2,850        7.32%
                                                                  ---------                   ----------

                        Total...........................          $  72,650          6.71%     $  34,938        6.75%

OTHER SECURITIES - NO STATED MATURITY EQUITY                      $   5,158          6.75%           ---          ---

MORTGAGE-BACKED SECURITIES                                        $  80,220          6.98%     $   1,479        7.02%
                                                                  ---------                    ---------

                        Total...........................          $ 158,028          6.85%     $  36,417        6.76%
                                                                  =========          =====     =========        =====

* The weighted average yield for each maturity range was calculated using the yield on each security within that range, weighted by the amortized cost of each security at December 31, 2000. The yields for obligations of states and political subdivisions exempt from federal income taxes have been adjusted to a fully tax-equivalent basis at a maximum tax rate of 34% for 2000, adjusted for the disallowance of interest cost to carry nontaxable securities.

ITEM 2.  PROPERTIES

         Southside owned the following physical properties as of December 31, 2000:

         South Side National Bank in St. Louis, a subsidiary of Southside, owns a nine-story banking and office building at 3606 Gravois Avenue, St. Louis, Missouri 63116, and the adjacent drive-up facilities and three parking lots. This subsidiary leases a portion of the 9th floor and space on the roof to a tenant for an annual rental of approximately $17,000. This subsidiary of Southside owns the land and bank building located at its branch facility at 10330 Gravois Road, St. Louis, Missouri 63126. This is a two story building and the lower level and a portion of the main level are leased to tenants for an annual rental of approximately $34,000. This subsidiary owns the land and bank building at 9914 Kennerly Road in St. Louis County upon which its South County branch is located. This is a two-story building and the second floor is leased to tenants for an annual rental of approximately $80,000. This subsidiary also owns the land and bank building located at 6025 Chippewa, St. Louis, Missouri 63109. This is a three-story building, and the second and third floors are leased to tenants for an annual rental of approximately $60,000. This subsidiary also owns the land and bank buildings at 10385 West Florissant, Ferguson, Missouri 63136, 8440 Morganford Road, St. Louis County, Missouri 63123, 840 Meramec Station Road, St. Louis, Missouri 63088, and 3420 Iowa Street, St. Louis, Missouri 63118. In addition, this subsidiary owns land and the building at 4111 Telegraph Road, St. Louis County, Missouri 63129.

         State Bank of Jefferson County owns the land and a two-story building at its main banking office at 224 S. Main Street, DeSoto, Missouri 63020. The State Bank of Jefferson County owns the land and a one-story building housing its facility located at 2000 Rock Road, DeSoto, Missouri 63020. The State Bank of Jefferson County also owns a third banking facility located at 100 Scenic Plaza Drive, Herculaneum, Missouri 63048. A portion of the 2nd floor of this facility is leased to tenants for an annual rental of approximately $5,000.

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


ITEM 3.  LEGAL PROCEEDINGS

         The information contained in note 14 of the Notes to Consolidated Financial Statements on page 43 of the Southside Bancshares Corp. 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF SOUTHSIDE

         The following is a list of the names and ages of the executive officers of Southside and their business history for the past five years:

  NAME, AGE AND POSITION WITH SOUTHSIDE              PRINCIPAL OCCUPATIONS OR EMPLOYMENT SINCE JANUARY 1, 1996
  -------------------------------------              ---------------------------------------------------------
  Thomas M. Teschner (44)                            President and Chief Executive Officer, Southside Bancshares
  President and Chief Executive Officer              Corp.; President and Chief Executive Officer, South Side National
                                                     Bank in St. Louis.
  Joseph W. Pope (35)                                Chief Financial Officer and Senior Vice President, Southside
  Senior Vice President and                          Bancshares Corp.; Senior Vice President, South Side National Bank
  Chief Financial Officer                            in St. Louis.


                                     PART II

ITEM 5.  MARKET FOR SOUTHSIDE'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The only class of Southside's common equity is its common stock, $1.00 par value (the "Common Stock"). The number of shares of Common Stock of Southside outstanding as of March 23, 2001 was 8,415,528 shares, and the market price for the Common Stock on March 23, 2001 was $10.875 bid; $11.625 asked.

         The information on page 25 of the Southside Bancshares Corp. 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information on page 4 of the Southside Bancshares Corp. 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information on pages 5-25 of the Southside Bancshares Corp. 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information on pages 14-17 of the Southside Bancshares Corp. 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information on pages 27-46 of the Southside Bancshares Corp. 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF SOUTHSIDE

                               CLASS I DIRECTORS:

                                                                                         OTHER                 DIRECTOR
              NAME                 AGE              PRINCIPAL OCCUPATION              DIRECTORSHIPS             SINCE
              ----                 ---              --------------------              -------------             -----
Norville K. McClain                 71    President, Essex Contracting, Inc.        South Side National          1988
                                          (building contractor and developer)       Bank in St. Louis
                                                                                    (subsidiary of
                                                                                    Southside)

Richard G. Schroeder, Sr.           60    President, St. Louis Fabrication          South Side National          1994
                                          Services, Inc. (steel fabrication         Bank in St. Louis
                                          company) (February, 1980 - July, 2000)    (subsidiary of
                                                                                    Southside)

Thomas M. Teschner                  44    President and Chief Executive Officer,    Chairman, South Side         1992
                                          Southside Bancshares Corp.                National Bank in St.
                                                                                    Louis; Bank of  St.
                                          President and Chief Executive Officer,    Genevieve; The Bank of
                                          South Side National Bank in St. Louis     St. Charles County;
                                                                                    and State Bank of
                                                                                    Jefferson County
                                                                                    (subsidiaries of
                                                                                    Southside)

                               CLASS II DIRECTORS:

                                                                                           OTHER               DIRECTOR
       NAME                    AGE               PRINCIPAL OCCUPATION                   DIRECTORSHIPS           SINCE
       ----                    ---               --------------------                   -------------           -----
Joseph W. Beetz                 72    President, Joseph H. Beetz Plumbing                    --                  1978
                                      Company, Inc. (plumbing contractor)

Howard F. Etling                86    Publisher Emeritus, Journal Newspapers                 --                  1962

Joseph W. Pope                  35    Senior Vice President and Chief Financial              --                  2000
                                      Officer, Southside Bancshares Corp.

                                      Senior Vice President,
                                      South Side National Bank in St. Louis

                              CLASS III DIRECTORS:

                                                                                         OTHER                DIRECTOR
       NAME                    AGE               PRINCIPAL OCCUPATION                DIRECTORSHIPS             SINCE
       ----                    ---               --------------------                -------------             -----
Douglas P. Helein               49    Insurance Broker, Welsch, Flatness & Lutz,             --                  1992
                                      Inc. (insurance agency)

Earle J. Kennedy, Jr.           72    Retired                                                --                  1978

Daniel J. Queen                 60    President, Highland Diversified, Inc.        State Bank of                 1992
                                      (operates grocery stores)                    Jefferson County
                                                                                   (subsidiary of
                                                                                   Southside)

Steven C. Roberts               48    President and Chief Operating Officer,       South Side National           2000
                                      Roberts Broadcasting Company                 Bank in St. Louis
                                                                                   (subsidiary of
                                                                                   Southside)

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To Southside's knowledge, based solely upon review of the Forms 3 and 4 and amendments thereto furnished to Southside and written representations that no other reports were required during the year ended December 31, 2000, its directors, executive officers and greater than 10% shareholders complied with applicable Section 16(a) filing requirements, except that First Banks, Inc. has filed a late report on Form 4 involving ten transactions.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or accrued in 2000, 1999 and 1998 for Southside's Chief Executive Officer and for Southside's other named executive officer.

                           SUMMARY COMPENSATION TABLE

      ========================================================================================================


                                                                      Annual                     All
                                                                   Compensation                 Other
                                                            ----------------------------
      Name and Principal Position                   Year       Salary        Bonus          Compensation
                                                                ($)1          ($)2              ($)3
      --------------------------------------------------------------------------------------------------------
      Thomas M. Teschner                            2000      $227,000      $105,000          $104,885
        President, Chief Executive Officer
        and Director                                1999      $215,000      $115,000          $109,997

                                                    1998      $215,000      $100,000          $103,124
      --------------------------------------------------------------------------------------------------------
      Joseph W. Pope                                2000      $ 95,000      $ 22,500          $ 17,451
        Senior Vice President,
        Chief Financial Officer and                 1999      $ 90,000      $ 25,000          $ 10,418
        Director
                                                    1998      $ 85,000      $ 25,000          $  9,771
      ========================================================================================================

1. Includes deferred compensation contributed by Mr. Teschner and Mr. Pope to the employee stock ownership plan.

2. Includes amounts paid in accordance with the executive compensation program.

3. Consists of Southside's contributions and allocations to the employee stock ownership plan ($12,079 in 2000, $12,433 in 1999 and $13,009 in
         1998 for Mr. Teschner, and $8,520 in 2000, $9,504 in 1999 and $8,861 in
         1998 for Mr. Pope), director's fees from Southside and its subsidiaries ($55,850 in 2000, of which $35,400 was deferred, $53,600 in 1999, of which $44,000 was deferred, and $47,550 in 1998, of which $39,550 was deferred for Mr. Teschner and $8,000 in 2000 for Mr. Pope), life insurance premiums ($4,083 in 2000, $4,249 in 1999 and $4,438 in 1998 for Mr. Teschner, and $931 in 2000, $914 in 1999 and $910 in 1998 for Mr. Pope). Such amounts also reflect $32,873, $39,715 and $38,127 paid to Mr. Teschner in 2000, 1999 and 1998, respectively, as grants of performance stock awards under the deferred compensation agreement.

         The following table sets forth information concerning (1) the number of shares of Southside's stock acquired last year upon the exercise of stock options and (2) the number of shares of Southside's stock that may be acquired upon the exercise of stock options outstanding and the value of such options.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

=======================================================================================================================
                          Shares
                         Acquired                                                            Value of Unexercised
                           on                             Number of Securities                  in-the-Money
                         Exercise      Value             Underlying Unexercised             Options/SARs at Fiscal
        Name               (#)       Realized ($)  Options/SARs at Fiscal Year End(1)           Year-End($)(2)
-----------------------------------------------------------------------------------------------------------------------
                                                   Exercisable       Unexercisable     Exercisable     Unexercisable
                                                        (#)               (#)              ($)              ($)
-----------------------------------------------------------------------------------------------------------------------
Thomas M. Teschner         -0-           -0-         258,000(3)        132,000(4)        $161,310         $12,540
-----------------------------------------------------------------------------------------------------------------------
Joseph W. Pope             -0-           -0-          42,000(5)          6,000(6)        $ 91,770         $ 6,270
=======================================================================================================================

1. All amounts represent shares of stock underlying stock options at December 31, 2000.

2. Pre-tax gain. The value of the unexercised in-the-money stock options is based upon a December 31, 2000 closing bid price of $7.375 for shares of stock.

3. Includes 30,000 shares of common stock underlying stock options having an exercise price of $3.67 per share, 48,000 shares of common stock underlying stock options having an exercise price of $6.33 per share, and 180,000 shares of common stock underlying stock options having an exercise price of $8.00 per share.

4. Includes 12,000 shares of common stock underlying stock options having an exercise price of $6.33 per share and 120,000 shares of common stock underlying stock options having an exercise price of $8.00 per share.

5. Includes 18,000 shares of common stock underlying stock options having an exercise price of $3.67 per share and 24,000 shares of common stock underlying stock options having an exercise price of $6.33 per share.

6. The shares of common stock underlying such stock options have an exercise price of $6.33 per share.


EXECUTIVE CONTRACTS

         MR. TESCHNER'S EMPLOYMENT CONTRACT

         Southside and South Side National Bank in St. Louis (the "Bank") have entered into an employment agreement with Thomas M. Teschner, President and Chief Executive Officer of Southside and the Bank. Mr. Teschner's employment agreement is effective through April 27, 2003 and automatically renews each year on the employment agreement's anniversary date for a new three-year term unless notice not to renew is delivered on or before the anniversary date.

         Under the employment agreement, Southside or the Bank may terminate Mr. Teschner's employment at any time for cause or disability. The agreement defines cause as willful misconduct resulting in indictment for an alleged felony, violation of any material provision of the agreement or any willful failure to substantially perform any reasonable directions of Southside or the Bank's Board of Directors within 60 days after written demand. Removal for cause requires the affirmative vote of at least two-thirds of each of Southside's and the Bank's Board of Directors. A disability is defined as the inability of Mr. Teschner to perform his duties under the employment agreement due to illness or injury as determined by a physician acceptable to Southside, the Bank and Mr. Teschner.

         Upon termination for cause or disability, Mr. Teschner is entitled to receive a severance payment equal to the greater of (1) one-third of his current annual base salary or (2) a severance payment computed in accordance with Southside's or the Bank's then existing severance policy. After termination of employment for cause or if Mr. Teschner improperly terminates his own employment Mr. Teschner will not, for a period of six months after termination, solicit customers or clients of Southside, the Bank or any of their subsidiaries without the prior approval of the Board of Directors.

         Upon Mr. Teschner's death during the term of the agreement, his beneficiary or estate is entitled to the benefits payable under the accidental death, life insurance and similar plans for employees of Southside and the Bank. In the event that such death benefit plans are amended to reduce or terminate benefits, Mr. Teschner's beneficiary or estate is entitled to a lump sum payment equal to the difference between the sum which would have been payable under the death benefit plans as of the date of the agreement and the sum payable under the amended plans.

         Upon a change of control of Southside or the Bank, if Mr. Teschner's employment is terminated by Southside and the Bank other than for cause, death or disability within six months prior to or within three years following the change in control, or if Mr. Teschner voluntary terminates his employment within two years following a change of control, Mr. Teschner is entitled to the following severance benefits in lieu of all other benefits: (1) three times his highest annual salary in effect at any time during the term of the agreement,
(2) three times his highest annual bonus prior to the termination, (3) his unpaid annual salary and accrued vacation, and (4) a continuation of his welfare benefits of health and medical insurance for three full years, except that such welfare benefits will be discontinued prior to the end of three years in the event that Mr. Teschner has available substantially similar welfare benefits from a subsequent employer. If Southside's legal counsel determines that any of the severance benefits received by Mr. Teschner constitute a parachute payment subject to an excise tax under the Internal Revenue Code, Mr. Teschner will be entitled to receive from Southside and the Bank a lump sum cash payment sufficient to place Mr. Teschner in the same net after tax position that he would have been in had such payment not been subject to such excise tax.

         MR. TESCHNER'S SALARY CONTINUATION AGREEMENT

         Southside and Thomas M. Teschner have also entered into a salary continuation agreement which provides for payments to Mr. Teschner in the event he retires, is terminated or Southside experiences a change in control. If Mr. Teschner retires at age 65 or later, Southside will pay him an annual benefit equal to 90% of his annual salary on the date the plan was established, increased each plan year by 3.5% compounded annually. The plan also provides for early retirement between the ages of 55 and 64. If Mr. Teschner retires at age 55, he will receive 50% of the normal retirement benefit. If Mr. Teschner retires after reaching age 55, he will receive an additional 5% of the normal retirement benefit for each year of employment until the percentage equals 100% at age 65.

         If Mr. Teschner's employment is terminated, voluntarily or involuntarily, before he reaches age 55 for reasons other than his death or disability, Southside will pay him a lump sum between $0 and approximately $730,000, depending on the number of completed plan years and the applicable vesting percentage when such termination occurs. If Mr. Teschner's employment with Southside is terminated before he reaches age 55 and while he suffers a disability, Mr. Teschner may elect to receive reduced benefit payments at age 65 or a lump sum payment similar to a voluntary termination of employment.

         If Southside experiences a change in control and (1) thereafter terminates Mr. Teschner or (2) Mr. Teschner terminates his employment after either a change in job responsibilities or a reduction in his annual compensation before he reaches age 55, Southside will pay him a lump sum of approximately $32,000 to approximately $730,000, depending on the number of completed plan years when such events occur. If any amount to be received by Mr. Teschner constitutes a parachute payment subject to an excise tax under the Internal Revenue Code, Mr. Teschner will receive a lump sum cash payment sufficient to put him in the same net after tax position he would have been in had such excise tax not applied.

         Southside is not required to make any payments under the agreement if Mr. Teschner's employment is terminated by Southside for gross negligence or gross neglect of duties, commission of a felony involving moral turpitude or fraud, dishonesty or willful violation of any law committed in connection with his employment and resulting in his personal financial benefit to Southside's detriment.

         MR. TESCHNER'S LIFE INSURANCE AGREEMENT

         Southside and Thomas M. Teschner through his irrevocable insurance trust have entered into a split dollar agreement pursuant to which Southside has agreed to share with the trust the proceeds of a life insurance policy on Mr. Teschner's life in lieu of the benefits payable under the salary continuation plan. Specifically, the trust will receive $3,474,940 from the insurance policy if Mr. Teschner dies before reaching age 65. The proceeds payable to the trust decrease on an annual basis by the amount of any retirement payments received by Mr. Teschner pursuant to the salary continuation agreement. Southside pays the premiums on the policy, and the cost of the insurance is included in Mr. Teschner's gross income for federal income tax purposes.

         MR. POPE'S SALARY CONTINUATION AGREEMENT

         Southside and Joseph W. Pope have entered into a salary continuation agreement which provides for payments to Mr. Pope in the event he retires, is terminated or Southside experiences a change in control. If Mr. Pope retires at age 65 or later, Southside will pay him an annual benefit equal to 90% of his annual salary on the date the plan was established, increased each plan year by 3.5% compounded annually. The plan also provides for early retirement between the ages of 55 and 64. If Mr. Pope retires at age 55, he will receive 50% of the normal retirement benefit. If Mr. Pope retires after reaching age 55, he will receive an additional 5% of the normal retirement benefit for each year of employment until the percentage equals 100% at age 65.

         If Mr. Pope's employment is terminated, voluntarily or involuntarily, before he reaches age 55 for reasons other than his death or disability, Southside will pay him a lump sum between $0 and approximately $470,000, depending on the number of completed plan years and the applicable vesting percentage when such termination occurs. If Mr. Pope's employment with Southside is terminated before he reaches age 55 and while he suffers a disability, Mr. Pope may elect to receive reduced benefit payment at age 65 or a lump sum payment similar to a voluntary termination of employment.

         If Southside experiences a change in control and (1) thereafter terminates Mr. Pope or (2) Mr. Pope terminates his employment after either a change in job responsibilities or a reduction in his annual compensation before he reaches age 55, Southside will pay him a lump sum of approximately $5,900 to approximately $470,000, depending on the number of completed plan years when such events occur. The agreement with Mr. Pope also provides that if Mr. Pope dies while employed with Southside, Southside will pay his beneficiary the full projected annual benefit for 15 years. Southside will not be obligated to make any payment to Mr. Pope which is a non-deductible parachute payment under the Internal Revenue Code.

         Southside is not required to make any payments under the agreement if Mr. Pope's employment is terminated by Southside for gross negligence or gross neglect of duties, commission of a felony involving moral turpitude or fraud, dishonesty or willful violation of any law committed in connection with his employment and resulting in his personal financial benefit to Southside's detriment. In addition, Southside is not obligated to make any payments to Mr. Pope under the agreement, except in the event of a change of control, until he has been employed with Southside or its subsidiaries for ten years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth as of March 23, 2001 the number of shares of common stock owned beneficially by (1) each director (including nominees for director), (2) each executive officer named in the summary compensation table on page 8, (3) directors and executive officers as a group, and (4) any person Southside knows to be the beneficial owner of more than 5% of Southside's outstanding shares of stock.

                                                                  AMOUNT AND NATURE OF
                                                                 BENEFICIAL OWNERSHIP(1)
                                                      ---------------------------------------------
                                                           SOLE VOTING                 OTHER                 PERCENT
                                                         AND INVESTMENT              BENEFICIAL                 OF
DIRECTORS AND EXECUTIVE OFFICERS                              POWER                  OWNERSHIP               CLASS(2)
--------------------------------
                                                      ----------------------      -----------------       -------------
Joseph W. Beetz                                                   57,390                      -                     *
Howard F. Etling                                                 166,142                      -                 1.87%
Douglas P. Helein                                                398,320                                        4.49%
Earle J. Kennedy, Jr.                                             10,020                143,670(3)              1.73%
Norville K. McClain                                              291,091              1,029,539(4)             14.90%
Joseph W. Pope                                                    66,472(5)                   -                     *
Daniel J. Queen                                                  235,946                      -                 2.66%
Steven C. Roberts                                                 15,500                      -                     *
Richard G. Schroeder, Sr.                                              -                 99,000(6)              1.11%
Thomas M. Teschner                                               407,254(7)           1,097,743(4),(8)         16.98%
Directors (including nominees) and Executive
Officers as a group (10 persons)                               1,648,135(9)           1,325,251(4)             33.55%

*  less than 1%

                                                                AMOUNT AND NATURE OF
                                                               BENEFICIAL OWNERSHIP(1)
                                                   -----------------------------------------------
                                                         SOLE VOTING                OTHER                PERCENT
NAME AND ADDRESS OF                                     AND INVESTMENT            BENEFICIAL                OF
OTHER PRINCIPAL SECURITY HOLDERS                            POWER                  OWNERSHIP              CLASS(2)
--------------------------------                   ------------------------    -------------------    ----------------
Southside Bancshares Corp.(4)                                 -                    1,029,539                   11.62%
     Employee Stock Ownership Plan
     (With 401(k) Provisions)
     3606 Gravois Avenue
     St. Louis, Missouri  63116
First Banks, Inc.(10)                                     1,583,460                    -                       17.87%
       135 North Meramec
       Clayton, Missouri  63105
---------------

1. The information set forth is based upon information furnished to Southside by the named persons or entities. Beneficial ownership is determined under Securities and Exchange Commission rules and includes shares of stock for which a person directly or indirectly has or shares voting power or investment power or both and shares of stock which may be acquired upon the exercise of stock options that are exercisable or will become exercisable within 60 days.

2. The percentages are based on the total number of outstanding shares of stock, 8,415,528, plus the total number of shares of stock for which beneficial ownership may be acquired pursuant to stock options that are exercisable or that will become exercisable within 60 days, 446,000, for a total of 8,861,528 shares.

3.       Shares for which Mr. Kennedy has shared voting and investment power.

4. Includes 1,029,539 shares held by the Southside Bancshares Corp. Employee Stock Ownership Plan With 401(k) Provisions. Mr. McClain and Mr. Teschner are trustees of the plan. Participants in the plan have voting power over shares of stock allocated to their plan accounts. The trustees will vote these shares of stock as directed by the participants. If a participant fails to provide direction, the trustees will vote those shares in their discretion. Except for 74,254 shares of stock allocated to Mr. Teschner's account under the plan, Mr. Teschner and Mr. McClain disclaim any personal interest in all of the shares of stock held by the plan.

5. Includes 15,162 shares of stock allocated to Mr. Pope's account under the employee stock ownership plan and 48,000 shares of stock that Mr. Pope may acquire beneficial ownership of pursuant to stock options that are exercisable or will become exercisable within 60 days.

6.       Shares for which Mr. Schroeder has shared voting and investment power.

7. Includes 74,254 shares of stock allocated to Mr. Teschner's account under the employee stock ownership plan and 330,000 shares of stock that Mr. Teschner may acquire beneficial ownership of pursuant to stock options that are exercisable or will become exercisable within 60 days.

8. Includes 142,458 shares of stock for which Mr. Teschner has shared voting and investment power.

9. Includes 89,416 shares of stock allocated to the accounts of the executive officers of Southside under the employee stock ownership plan and 378,000 shares of stock that the executive officers and directors may acquire beneficial ownership of pursuant to stock options that are exercisable or will become exercisable within 60 days.

10. Not included are 16,920 shares of stock owned by James F. Dierberg and 371,760 shares of stock owned by Investors of America, L.P. The directors and executive officers of First Securities America, Inc., the general partners of Investors of America, L.P., and other members of their families, including James F. Dierberg, control First Banks, Inc. directly or indirectly.

         To the knowledge of the Board of Directors, no change of control of Southside has occurred since the beginning of the last fiscal year, and there are no contractual arrangements that could give rise to a change of control of Southside in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Southside and its subsidiary Banks have had, and expect to have in the future, loans and other banking transactions in the ordinary course of business with a number of their officers and directors and their associates. Such transactions were made, and will be made, in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not, and will not, involve more than normal risk of collectibility or present other unfavorable features.

         During the previous fiscal year, Southside's subsidiaries had commercial transactions in the ordinary course of business with companies with which certain of Southside's directors are affiliated. No significant business or personal relationships with Southside's subsidiaries existed by virtue of a person's position with Southside or with Southside's subsidiaries or ownership interest in Southside.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following financial statements of Southside and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in Item 8.


         1.       Financial Statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets -
                           December 31, 2000 and 1999

                  Consolidated Statements of Income -
                           Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Shareholders' Equity and
                           Comprehensive Income -
                           Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows -
                           Years Ended December 31, 2000, 1999 and 1998

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

                  10(e) Southside Bancshares Corp. 1998 Stock Option Plan, filed as Exhibit 10(e) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1998, incorporated herein by reference.

                  10(f) Salary Continuation Agreement dated December 1, 1999 between Thomas M. Teschner and Southside, filed as Exhibit 10(f) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by reference.

                  10(g) Salary Continuation Agreement dated December 1, 1999 between Joseph W. Pope and Southside, filed as Exhibit 10(g) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by reference.

                  10(h) First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for Directors dated December 1, 1999 between Southside and Thomas M. Teschner, filed as Exhibit 10(h) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by reference.

                  10(i) First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for Directors dated December 1, 1999 between Southside and Daniel J. Queen, filed as Exhibit 10(i) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by reference.

                  10(j) First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for Directors dated December 1, 1999 between Southside and Earle J. Kennedy, Jr., filed as Exhibit 10(j) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by reference.

                  10(k) First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for Directors dated December 1, 1999 between Southside and Norville K. McClain, filed as Exhibit 10(k) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by reference.

                  10(l) Southside Bancshares Corp. Split Dollar Agreement dated December 1, 1999 between Southside and the Thomas M. Teschner Irrevocable Trust, dated November 18, 1999, filed as Exhibit 10(l) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by reference.

                  10(m) Deferred Compensation Agreement dated January 1, 2000 between Joseph W. Beetz and Southside, as amended, filed as Exhibit 10(m) to Southside's Report on Form 10-Q for the quarterly period ended March 31, 2000, incorporated herein by reference.

                  11    Computation of Net Income Per Common Share incorporated
by reference to Note 11 of the Notes to the Consolidated Financial Statements, on page 41 of Southside Bancshares Corp. 2000 Annual Report to Shareholders.

                  13    Portions of the Annual Report to Shareholders of
Southside for the fiscal year ended December 31, 2000.

                  21    List of Subsidiaries.

                  23    Independent Auditors' Consent of KPMG LLP.

(b)      Reports filed on Form 8-K:

                  No reports on Form 8-K were filed for the three months ended December 31, 2000.


              [REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southside has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTHSIDE BANCSHARES CORP.

                                       By  /s/ Thomas M. Teschner
                                         ---------------------------------------
                                           Thomas M. Teschner
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
March 29, 2001
                                       By /s/ Joseph W. Pope
                                          --------------------------------------
                                          Joseph W. Pope
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer,
                                          Controller and Principal Accounting
                                          Officer)
March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Southside and in the capacities and on the dates indicated.

/s/ Howard F. Etling                                 /s/ Joseph W. Beetz
--------------------------------------------         -----------------------------------------------------
Howard F. Etling, Director                           Joseph W. Beetz, Director
Date: March 29, 2001                                 Date: March 29, 2001

/s/ Thomas M. Teschner                               /s/ Douglas P. Helein
--------------------------------------------         -----------------------------------------------------
Thomas M. Teschner, President, Chief Executive       Douglas P. Helein, Director
Officer and Director                                 Date: March 29, 2001
Date: March 29, 2001

/s/ Norville K. McClain                              /s/ Earle J. Kennedy, Jr.
--------------------------------------------         -----------------------------------------------------
Norville K. McClain, Chairman of the Board           Earle J. Kennedy, Jr., Director
Date: March 29, 2001                                 Date: March 29, 2001

/s/ Daniel J. Queen                                  /s/ Richard G. Schroeder
--------------------------------------------         -----------------------------------------------------
Daniel J. Queen, Director                            Richard G. Schroeder, Sr., Director
Date: March 29, 2001                                 Date: March 29, 2001

/s/ Steven Roberts                                   /s/ Joseph W. Pope
--------------------------------------------         -----------------------------------------------------
Steven Roberts, Director                             Joseph W. Pope
Date:  March 29, 2001                                Senior Vice President and Chief Financial
                                                     Officer (Principal Financial Officer,
                                                     Controller and Principal Accounting Officer)
                                                     Date:  March 29, 2001

                                  EXHIBIT INDEX


REGULATION
S-K

                                           DESCRIPTION
                                           -----------
         EXHIBIT
            NO.
         -------
         3(a)             Restated Articles of Incorporation of Southside filed as Exhibit 3(a) to Southside's
                          Registration Statement on Form S-4/A on May 8, 1998, incorporated herein by reference.

         3(b)             Restated Bylaws of Southside with amendments through July 1, 1999 filed as Exhibit
                          3(b) to Southside's Report on Form 10-Q on August 13, 1999, incorporated herein by reference.

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

         10(e)            Southside Bancshares Corp. 1998 Stock Option Plan, filed as Exhibit 10(e) to
                          Southside's Report on Form 10-K for the fiscal year ended December 31, 1998, incorporated hereby by reference.

         10(f)            Salary Continuation Agreement dated December 1, 1999 between Thomas M. Teschner and Southside, filed as Exhibit 10(f) to Southside's Report on Form 10-K for the fiscal year ended  December 31, 1999, incorporated herein by reference.

         10(g)            Salary Continuation Agreement dated December 1, 1999 between Joseph W. Pope and
                          Southside, filed as Exhibit 10(g) to Southside's Report on Form 10-K for the fiscal year ended December 31, 1999, incorporated herein by reference.

         10(h)            First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for
                          Directors dated December 1, 1999 between Southside and Thomas M. Teschner, filed as
                          Exhibit 10(h) to Southside's Report on Form 10-K for the fiscal year ended
                          December 31, 1999, incorporated herein by reference.

                                  EXHIBIT INDEX


REGULATION
S-K

                                           DESCRIPTION
                                           -----------
         EXHIBIT
            NO.
         -------
         10(i)            First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for
                          Directors dated December 1, 1999 between Southside and Daniel J. Queen, filed as
                          Exhibit 10(i) to Southside's Report on Form 10-K for the fiscal year ended
                          December 31, 1999, incorporated herein by reference.

         10(j)            First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for
                          Directors dated December 1, 1999 between Southside and Earle J. Kennedy, Jr., filed as
                          Exhibit 10(j) to Southside's Report on Form 10-K for the fiscal year ended
                          December 31, 1999, incorporated herein by reference.

         10(k)            First Amendment to Southside Bancshares Corp. Deferred Compensation Plan for
                          Directors dated December 1, 1999 between Southside and Norville K. McClain, filed as
                          Exhibit 10(k) to Southside's Report on Form 10-K for the fiscal year ended
                          December 31, 1999, incorporated herein by reference.

         10(l)            Southside Bancshares Corp. Split Dollar Agreement dated December 1, 1999 between
                          Southside and the Thomas M. Teschner Irrevocable Trust, dated November 18, 1999, filed as Exhibit 10(l) to Southside's Report on Form 10-K for the fiscal year ended
                          December 31, 1999, incorporated herein by reference.

           11             Computation of Net Income Per Common Share  incorporated by reference to Note 11 of the Notes to the Consolidated Financial Statements.

           13             Portions of the Annual Report to Shareholders of Southside for the fiscal year ended
                          December 31, 2000.

           21             List of Subsidiaries.

           23             Independent Auditors' Consent of KPMG LLP.