Form 10-Q
period 2001-03-31
SOUTHSIDE BANCSHARES CORP
filed 2001-05-15
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 March 31, 2001
                              --------------------------------------------------

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                            to
                                 ----------------------       ------------------

Commission file number 0-10849
                       -------

                           SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MISSOURI                                    43-1262037
-------------------------------------      -------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI                 63116
------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000
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

      At MAY 15, 2001, the number of shares outstanding of the registrant's common stock was 8,417,528.

                           SOUTHSIDE BANCSHARES CORP.



                                TABLE OF CONTENTS



                                                                                                        PAGE

Part I.   FINANCIAL INFORMATION (unaudited)

   Item 1.  Condensed Consolidated Financial Statements:
     Condensed Consolidated Balance Sheets at March 31, 2001 and
       December 31, 2000                                                                                  3

     Condensed Consolidated Statements of Income for the three months ended
       March 31, 2001 and March 31, 2000                                                                  4

     Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
       Income for the three months ended March 31, 2001
       and the year ended December 31, 2000                                                               5

     Condensed Consolidated Statements of Cash Flows for the three months
       ended March 31, 2001 and March 31, 2000                                                            6

     Notes to Condensed Consolidated Financial Statements                                                 7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                                8

   Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk                               19


Part II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                            20

   Item 5.  Other Information                                                                            20

   Item 6.  Exhibits and Reports on Form 8-K                                                             20

   Signatures                                                                                            21


                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                     March 31, 2001 and December 31, 2000

                  (dollars in thousands except per share data)
                                   (unaudited)






                                                                                          MARCH 31,        DECEMBER 31,
                                         ASSETS                                             2001               2000
                                                                                          ---------        ------------

Cash and due from banks                                                                   $  15,709          $  17,102
Interest-bearing deposits in banks                                                              325                896
                                                                                          ---------          ---------

                Cash and cash equivalents                                                    16,034             17,998
                                                                                          ---------          ---------

Federal funds sold                                                                           37,594             16,383
Investments in debt and equity securities:
    Available for sale, at fair value                                                       168,969            158,028
    Held to maturity, at amortized cost (fair value of $32,814
       in 2001, and $36,660 in 2000)                                                         32,236             36,417
                                                                                          ---------          ---------


                Total investments in debt and equity securities                             201,205            194,445
                                                                                          ---------          ---------


Loans, net of unearned discount                                                             474,330            463,406
    Less allowance for loan losses                                                            5,318              5,179
                                                                                          ---------          ---------

                Loans, net                                                                  469,012            458,227
                                                                                          ---------          ---------

Premises and equipment                                                                       16,998             17,206
Other assets                                                                                 31,815             33,168
                                                                                          ---------          ---------

                Total assets                                                              $ 772,658          $ 737,427
                                                                                          =========          =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand                                                            $  73,076          $  77,196
    Interest-bearing demand and savings                                                     231,909            214,326
    Time deposits                                                                           309,102            282,672
                                                                                          ---------          ---------

                Total deposits                                                              614,087            574,194

Federal funds purchased                                                                          --              5,750
Securities sold under agreements to repurchase                                                6,036              7,952
FHLB borrowings                                                                              70,906             70,947
Other borrowings                                                                              1,900              1,900
Debt of Employee Stock Ownership Plan                                                           791                988
Other liabilities                                                                             6,816              6,295
                                                                                          ---------          ---------

                Total liabilities                                                           700,536            668,026
                                                                                          ---------          ---------

Commitments and contingent liabilities

Shareholders' equity:
Cumulative preferred stock, no par value, 1,000,000 shares authorized and
    unissued                                                                                     --                 --
Common stock, $1 par value, 15,000,000 shares authorized, 8,985,378 shares
    issued in 2001 and 2000                                                                   8,985              8,985
Surplus                                                                                       5,468              5,516
Retained earnings                                                                            63,484             62,592
Unearned Employee Stock Ownership Plan shares                                                  (741)              (791)
Treasury stock, at cost, 569,850 shares in 2001 and 591,850 shares in 2000                   (6,156)            (6,394)
Accumulated other comprehensive income (loss)                                                 1,082               (507)
                                                                                          ---------          ---------

                Total shareholders' equity                                                   72,122             69,401
                                                                                          ---------          ---------

                Total liabilities and shareholders' equity                                $ 772,658          $ 737,427
                                                                                          =========          =========


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

              Three months ended March 31, 2001 and March 31, 2000

                  (dollars in thousands except per share data)
                                   (unaudited)





                                                                         THREE MONTHS ENDED
                                                                      MARCH 31,      MARCH 31,
                                                                        2001           2000
                                                                     ----------     ----------
Interest income:
    Interest and fees on loans                                       $    9,478     $    8,284
    Interest on investments in debt and equity
    securities:
       Taxable                                                            2,642          2,973
       Exempt from Federal income taxes                                     349            393
    Interest on short-term investments                                      342            110
                                                                     ----------     ----------


                Total interest income                                    13,081         11,760
                                                                     ----------     ----------


Interest expense:
    Interest on interest-bearing demand and savings                       1,679          1,773
    deposits
    Interest on time deposits                                             4,423          2,798
    Interest on Federal funds purchased                                      52             31
    Interest on securities sold under agreements to
    repurchase                                                               78             75
    Interest on FHLB borrowings                                             958          1,171
    Interest on other borrowings                                             39             --
    Interest on debt of Employee Stock Ownership Plan                        18             22
                                                                     ----------     ----------

                Total interest expense                                    7,247          5,870
                                                                     ----------     ----------

                Net interest income                                       5,834          5,890

Provision for loan losses                                                   159             81
                                                                     ----------     ----------


                Net interest income after provision for loan losses       5,675          5,809
                                                                     ----------     ----------


Noninterest income:
    Trust fees                                                              287            288
    Service charges on deposit accounts                                     398            378
    Gains on the sales of loans                                              76              2
    Other                                                                   401            374
                                                                     ----------     ----------


                Total noninterest income                                  1,162          1,042
                                                                     ----------     ----------

Noninterest expenses:
    Salaries and employee benefits                                        2,492          2,275
    Net occupancy and equipment expense                                     683            679
    Data processing                                                         211            190
    Other                                                                 1,289          1,362
                                                                     ----------     ----------


                Total noninterest expense                                 4,675          4,506
                                                                     ----------     ----------

                Income before income tax expense                          2,162          2,345

Income tax expense                                                          609            671
                                                                     ----------     ----------


                Net income                                           $    1,553     $    1,674
                                                                     ==========     ==========
Share data:
    Earnings per common share - basic                                $      .19     $      .20
                                                                     ==========     ==========
    Earnings per common share - diluted                              $      .18     $      .20
                                                                     ==========     ==========
    Dividends paid per common share                                  $      .08     $      .08
                                                                     ==========     ==========
    Average common shares outstanding                                 8,263,280      8,408,318
                                                                     ==========     ==========
    Average common shares outstanding, including
    potentially dilutive shares                                       8,430,550      8,502,146
                                                                     ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

           Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income

       Three months ended March 31, 2001 and year ended December 31, 2000

                  (dollars in thousands except per share data)
                                   (unaudited)


                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                                       UNEARNED                 COMPREHENSIVE
                                  COMMON                  RETAINED       ESOP       TREASURY        INCOME
                                   STOCK      SURPLUS     EARNINGS      SHARES        STOCK         (LOSS)      TOTAL
                                  -------     -------     --------     --------     --------    -------------  -------
Balance at December 31, 1999      $ 8,985       5,431       58,765         (988)      (4,335)      (3,450)      64,408
Comprehensive income:
   Net income                          --          --        6,487           --           --           --        6,487
   Change in net unrealized
     gain (loss) on available
     for sale securities,
     net of tax effect                 --          --           --           --           --        2,943        2,943
                                  -------     -------      -------      -------      -------      -------      -------

   Total comprehensive
     income                            --          --        6,487           --           --        2,943        9,430
Cash dividends paid ($.32
   per share)                          --          --       (2,660)          --           --           --       (2,660)
Allocation of 37,062 shares
   to ESOP participants                --          85           --          197           --           --          282
Purchase of 200,100 common
   shares for treasury                 --          --           --           --       (2,059)          --       (2,059)
                                  -------     -------      -------      -------      -------      -------      -------

Balance at December 31, 2000        8,985       5,516       62,592         (791)      (6,394)        (507)      69,401
Comprehensive income:
   Net income                          --          --        1,553           --           --           --        1,553
   Change in net unrealized
     gain (loss) on available
     for sale securities,
     net of tax effect                 --          --           --           --           --        1,589        1,589
                                  -------     -------      -------      -------      -------      -------      -------

   Total comprehensive
     income                            --          --        1,553           --           --        1,589        3,142
Cash dividends paid ($.08
   per share)                          --          --         (661)          --           --           --         (661)
Allocation of 9,265 shares
   to ESOP participants                --          51           --           50           --           --          101
Exercise of 22,000 stock
   options                             --         (99)          --           --          238           --          139
                                  -------     -------      -------      -------      -------      -------      -------

Balance at March 31, 2001         $ 8,985       5,468       63,484         (741)      (6,156)       1,082       72,122
                                  =======     =======      =======      =======      =======      =======      =======


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

              Three months ended March 31, 2001 and March 31, 2000

                             (dollars in thousands)
                                   (unaudited)



                                                                                         2001             2000
                                                                                       --------         --------
Cash flows from operating activities:
Net income                                                                             $  1,553            1,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                               432              559
Provision for loan losses                                                                   159               81
Gains on sale of loans                                                                      (76)              (2)
Other operating activities, net                                                           1,096              778
Originations of loans for sale                                                           (6,460)            (318)
Proceeds from sale of loans                                                               5,529              320
                                                                                       --------         --------


                Net cash provided by operating activities                                 2,233            3,092
                                                                                       --------         --------

Cash flows from investing activities:
    Net increase in Federal funds sold                                                  (21,211)          (4,781)
    Proceeds from maturities of and principal payments on debt securities                20,569           14,593
    Purchases of debt securities                                                        (25,007)          (9,566)
    Net increase in loans                                                                (9,971)         (14,255)
    Recoveries of loans previously charged off                                               34              141
    Purchases of premises and equipment                                                     (78)            (416)
    Proceeds from sales of other real estate owned and other foreclosed
    property                                                                                 --               14
                                                                                       --------         --------


                Net cash used in investing activities                                   (35,664)         (14,270)
                                                                                       --------         --------

Cash flows from financing activities:
    Net increase in demand and savings deposits                                          13,463           11,797
    Net increase (decrease) in time deposits                                             26,430             (839)
    Net decrease in federal funds purchased                                              (5,750)              --
    Net decrease in securities sold under agreements to repurchase                       (1,916)              (2)
    Proceeds from FHLB borrowings                                                            --            8,000
    Repayments of FHLB borrowings                                                           (41)         (10,043)
    Repayment of ESOP debt                                                                 (197)            (198)
    Stock options exercised                                                                 139               --
    Cash dividends paid                                                                    (661)            (673)
                                                                                       --------         --------

                Net cash provided by financing activities                                31,467            9,724
                                                                                       --------         --------

                Net decrease in cash and cash equivalents                                (1,964)          (1,454)

Cash and cash equivalents, beginning of period                                           17,998           19,470
                                                                                       --------         --------

Cash and cash equivalents, end of period                                               $ 16,034           18,016
                                                                                       ========         ========


Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest on deposits and borrowings                                             $  7,084            5,861
       Income taxes                                                                         200               50
    Noncash transactions -
       Transfers to other real estate owned in settlement of loans                           --              144
                                                                                       ========         ========


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (unaudited)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company or Southside) Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2)      SEGMENT INFORMATION

         The responsibility for management of the subsidiary banks remains with the officers and directors of the respective banks. The financial performance of the Company is measured internally by subsidiary bank results and key performance measures. The following tables show the financial information of the Company's subsidiary banks, South Side National Bank in St. Louis (SSNB), State Bank of Jefferson County
         (SBJC), Bank of Ste. Genevieve County (BSG), and The Bank of St. Charles County (BSCC) for the three months ended March 31, 2001 and 2000. The "Other" column includes the Parent Company and all intercompany elimination entries.



                                                                         THREE MONTHS ENDED MARCH 31, 2001
                                                      --------------------------------------------------------------------------
                                                        SSNB         SBJC         BSG          BSCC        OTHER    CONSOLIDATED
                                                      --------     --------     --------      -------     -------   ------------
                                                                               (dollars in thousands)
        Results of Operations:
          Net interest income                         $  3,753     $    689     $    902      $   547     $    (57)    $  5,834
          Provision for loan losses                        150            9           --           --           --          159
          Noninterest income                               751           92          136          101           82        1,162
          Noninterest expense                            2,914          485          423          366          487        4,675
          Income tax expense (benefit)                     384           92          202           87         (156)         609
          Net income                                     1,056          195          413          195         (306)       1,553
        Average Balances:
          Loans                                       $310,366     $ 54,946     $ 58,358     $ 43,403     $     --     $467,073
          Assets                                       502,784       76,572       99,573       65,689        6,757      751,375
          Deposits                                     376,926       67,342       86,565       59,540           --      590,373
        Financial Ratios:
          Return on assets                                0.84%        1.02%        1.66%        1.19%          --         0.83%
          Return on equity                                9.33        11.90        15.79        13.63           --         8.81
          Net interest margin                             3.40         4.06         3.99         3.91           --         3.51
                                                      ========     ========     ========     ========     ========     ========



                                                                         THREE MONTHS ENDED MARCH 31, 2000
                                                      --------------------------------------------------------------------------
                                                        SSNB         SBJC         BSG          BSCC        OTHER    CONSOLIDATED
                                                      --------     --------     --------      -------     -------   ------------
                                                                               (dollars in thousands)
        Results of Operations:
          Net interest income                         $  3,743     $    636     $    946     $    587     $    (22)    $  5,890
          Provision for loan losses                         75           --           --            6           --           81
          Noninterest income                               669           88          119           95           71        1,042
          Noninterest expense                            2,782          464          444          371          445        4,506
          Income tax expense (benefit)                     432           79          198           98         (136)         671
          Net income                                     1,123          181          423          207         (260)       1,674
        Average Balances:
          Loans                                       $248,278     $ 48,309     $ 56,522     $ 42,516     $     --     $395,625
          Assets                                       452,741       68,142       93,338       62,321        5,554      682,096
          Deposits                                     321,691       58,812       81,288       56,662          (79)     518,374
        Financial Ratios:
          Return on assets                                0.99%        1.06%        1.81%        1.33%          --         0.98%
          Return on equity                               11.18        11.89        17.65        15.80           --        10.34
          Net interest margin                             3.78         4.20         4.46         4.18           --         3.94
                                                      ========     ========     ========     ========     ========     ========

ITEM 2.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

      This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for the three months ended March 31, 2001 and 2000.

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

      Statements contained in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1993, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based on management's beliefs, and assumptions made by and information currently available to management, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. When used in the Company's documents or oral presentations, the words "anticipates," "believes," "estimates," "expects," "intends," "forecasts," "plan," "projects," and similar expressions are intended to identify such forward-looking statements. There can be no assurance that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

                              FINANCIAL HIGHLIGHTS
                      COMPARISON OF SELECTED FINANCIAL DATA
                  (dollars in thousands except per share data)




                                                                          THREE MONTHS     TWELVE MONTHS     THREE MONTHS
                                                                              ENDED             ENDED            ENDED
                                                                          MARCH 31, 2001  DECEMBER 31, 2000  MARCH 31, 2000
                                                                         ---------------  -----------------  --------------
Earnings:
  Total interest income                                                     $   13,081           49,827           11,760
  Total interest expense                                                         7,247           26,482            5,870
                                                                            ----------       ----------       ----------


      Net interest income                                                        5,834           23,345            5,890

  Provision for loan losses                                                        159              361               81
                                                                            ----------       ----------       ----------


      Net interest income after provision for loan losses                   $    5,675           22,984            5,809
                                                                            ==========       ==========       ==========


Net income                                                                  $    1,553            6,487            1,674
                                                                            ==========       ==========       ==========


Share Data:
  Earnings per common share:
    Basic                                                                   $      .19              .78              .20
    Diluted                                                                        .18              .77              .20
    Dividends paid per common share                                                .08              .32              .08
    Book value(1)                                                                 8.71             8.42             7.74
    Tangible book value(1)                                                        8.31             8.01             7.31
    Shares outstanding (period-end)(1)                                       8,415,528        8,393,528        8,593,628
    Average shares outstanding                                               8,263,280        8,363,828        8,408,318
    Average shares outstanding, including potentially dilutive shares        8,430,550        8,437,139        8,502,146
                                                                            ==========       ==========       ==========

Financial Position:
  Total assets                                                              $  772,658          737,427          690,027
  Total deposits                                                               614,087          574,194          528,446
  Total loans, net of unearned discount                                        474,330          463,406          405,321
  Allowance for loan losses                                                      5,318            5,179            4,825
  Short-term borrowings                                                          6,036           13,702            8,605
  FHLB borrowings                                                               70,906           70,947           81,878
    Other borrowings                                                             1,900            1,900               --
  Debt of Employee Stock Ownership Plan                                            791              988              988
  Total shareholders' equity                                                    72,122           69,401           65,162
                                                                            ==========       ==========       ==========

                                 SELECTED RATIOS

The table below summarizes various selected ratios as of the end and for the periods indicated.


                                                                    THREE MONTHS        TWELVE MONTHS       THREE MONTHS
                                                                        ENDED               ENDED              ENDED
                                                                  MARCH 31, 2001(2)   DECEMBER 31, 2000   MARCH 31, 2000(2)
                                                                  -----------------   -----------------   -----------------
Loan-to-deposit ratio                                                   77.24%             80.71%               76.70%
Allowance for loan losses to total loans                                 1.12               1.12                 1.19
Dividend payout ratio                                                   42.11              41.03                40.00
Return on average assets                                                  .83                .92                  .98
Return on average shareholders' equity                                   8.81               9.76                10.34
Net interest margin on average interest-earning assets                   3.51               3.76                 3.94
Average shareholders' equity to average total assets                     9.39               9.37                 9.50
Tier I leverage capital to adjusted total consolidated assets
less intangibles                                                         9.05               9.15                 9.61
Tier I capital to risk-weighted assets                                  12.98              13.66                14.87
Total capital to risk-weighted assets                                   14.00              14.72                15.97
                                                                      =======            =======              =======

(1) Shares outstanding at March 31, 2001, December 31, 2000 and March 31, 2000 include 138,982, 148,248, 176,044 shares, respectively, held by the ESOP which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.
(2)  Statistical information is annualized where applicable.

                               FINANCIAL POSITION

      Total consolidated assets of the Company have increased $35,231,000 during the first quarter of 2001 to $772,658,000 at March 31, 2001 compared to $737,427,000 at December 31, 2000. In addition, total assets of the Company have increased $82,631,000, or 12%, over the past twelve months. The Company's strategic business plan includes growth as one of the Company's priorities, and over the past several quarters, the Company has experienced significant growth in loans, deposits and total assets.

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


                                                    MARCH 31, 2001      DECEMBER 31, 2000       MARCH 31, 2000
                                                    --------------      -----------------       --------------
                                                                          (in thousands)
Commercial, financial and agricultural                 $ 80,325                78,586                73,397
Real estate-commercial                                  170,818               157,771               137,858
Real estate-construction                                 28,091                28,808                19,790
Real estate-residential                                 158,241               161,252               141,460
Consumer                                                 26,642                27,189                23,857
Other loans                                              10,213                 9,800                 8,959
                                                       --------              --------              --------

                                                       $474,330               463,406               405,321
                                                       ========              ========              ========

      The Company's loan portfolio totaled $474,330,000 at March 31, 2001, which represents an increase of $10,924,000 or 2.36%, since December 31, 2000, and an increase of $69,009,000 or 17.03%, over the past twelve months. These increases in the loan portfolio were the result of the Company continuing to execute elements of its strategic business plan, as the Company's banking subsidiaries continue to attract customers who are dissatisfied with the service level of the area's larger financial institutions. The decrease in residential real estate loans can be attributed to the drop in interest rates during 2001. In contrast to 2000 when the majority of the residential real estate loan customers were opting for adjustable rate mortgage products, some of those same customers are now refinancing their adjustable rate mortgages into longer term fixed rate mortgage products, which are sold into the secondary market.

                      SUMMARY OF ALLOWANCE FOR LOAN LOSSES


                                                   THREE MONTHS          TWELVE MONTHS        THREE MONTHS
                                                       ENDED                 ENDED                ENDED
                                                  MARCH 31, 2001       DECEMBER 31, 2000      MARCH 31, 2000
                                                 ---------------      ------------------     ---------------
                                                                        (in thousands)
Balance at beginning of period                         $ 5,179                5,830                5,830
Provision charged to expense                               159                  361                   81
Loans charged off                                          (54)              (1,487)              (1,227)
Recoveries                                                  34                  475                  141
                                                       -------              -------              -------

Balance at end of period                               $ 5,318                5,179                4,825
                                                       =======              =======              =======

      The balance of the allowance for loan losses increased by $139,000 during the first quarter of 2001. The increase in the allowance was due to the fact that net charge offs for the quarter were $20,000, and the Company recorded a provision for loan losses of $159,000. Based upon the Company's internal analysis of the adequacy of the allowance for loan losses, management of the Company believes the level is adequate to cover probable losses inherent in the loan portfolio under current conditions. The ratio of allowance for loan losses as a percentage of total loans was 1.12% as of March 31, 2001 compared to 1.12% and 1.19% at December 31, 2000 and March 31, 2000.

                              NONPERFORMING ASSETS


                                                       MARCH 31, 2001    DECEMBER 31, 2000     MARCH 31, 2000
                                                       --------------    -----------------     --------------
                                                                       (dollars in thousands)
Nonaccrual loans                                           $4,602               4,200               4,287
Loans past due 90 days or more and still
    accruing interest                                         143                 339                  62
                                                           ------              ------              ------

         Total nonperforming loans                          4,745               4,539               4,349

Other real estate owned                                     1,574               1,597                 947
                                                           ------              ------              ------

         Total nonperforming assets                        $6,319               6,136               5,296
                                                           ======              ======              ======

Ratios:
    Total nonperforming loans as % of total loans            1.00%               0.98%               1.07%
    Nonperforming assets as % of total loans and
       other real estate owned                               1.33                1.32                1.30
    Nonperforming assets as % of total assets                 .82                 .83                 .77
    Allowance for loan losses as a % of
       nonperforming loans                                 112.08              114.10              110.95
                                                           ======              ======              ======

      Nonperforming assets totaled $6,319,000 or .82% of total assets at March 31, 2001 compared to $6,136,000 or .83% and $5,296,000 or .77% at December 31,
2000 and March 31, 2000, respectively. Nonaccrual loans increased $402,000 during the first quarter of 2001 and accounted for the majority of the increase in nonperforming assets.

      A loan is reported as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's loan policy generally requires that a credit meeting the above criteria be placed on nonaccrual status. Additionally, loans, which are past due more than 90 days as to payment of principal or interest, are also considered to be impaired. These loans are included in the total of nonperforming assets.

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

      Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of March 31, 2001, there were no concentrations of loans exceeding 10% of total loans, which were not disclosed as a category of loans, detailed on page 10.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

      Investments in debt and equity securities have increased $6,760,000 since December 31, 2000, due in large part to the deposit growth experienced during the year. With additional loan growth and some certificate of deposit runoff expected during 2001, management anticipates the investment portfolio may decline through investment security maturities and paydowns on mortgage-backed securities.

DEPOSITS

      Total deposits increased $39,893,000 during the first quarter of 2001, due largely to a decision made during 2000 to replace short-term borrowed funds, used to fund loan growth, with certificates of deposit. The increase in time deposits during the first quarter of 2001 was $26,430,000. Management continues to monitor the rates being offered, the impact of the deposits on rate sensitivity and the extent to which we are able to cross-sell additional products and services to new time deposit customers. In addition, interest-bearing demand and savings accounts also increased during the first quarter by $17,583,000. Much of this increase can be attributed to the volatility in the stock market during the first quarter and customers' desire to increase their cash positions.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase (REPOs) decreased $1,916,000 during 2001. The majority of the Company's REPOs are used by larger commercial customers as a daily cash management tool, therefore, depending on their individual liquidity positions, the balances in these accounts can vary considerably.

FEDERAL HOME LOAN BANK (FHLB) BORROWINGS

      FHLB borrowings are used by the Company for a variety of purposes. Approximately $48,000,000 of the borrowings has been used to fund leveraged strategies, whereby the Company borrowed funds and used the proceeds to purchase investment securities. The yield on the investments exceeds the borrowing cost and provides the Company with additional net interest income. Approximately $1,750,000 of the borrowings has been used by one of the Company's subsidiary banks to fund longer-term fixed rate residential real estate loans. The remaining $21,000,000 is used by the Company to meet short-term liquidity needs.

OTHER BORROWINGS

         The $1,900,000 balance in this category represents borrowings from an unaffiliated financial institution under a $5 million line of credit. The line of credit was established to provide the resources necessary to fund the Company's stock repurchase plan announced during the third quarter of 2000. The plan authorizes the Company to repurchase a total of 430,000 common shares or 5% of the Company's outstanding shares. To date, the Company has repurchased 200,100 common shares under the repurchase program at an average cost of $10.29 per common share.

DEBT OF EMPLOYEE STOCK OWNERSHIP PLAN

      The decrease in the debt of the Employee Stock Ownership Plan was due to the annual principal reduction on the loan, which is paid in March each year.

ASSET/LIABILITY MANAGEMENT

      As reflected on the Repricing and Interest Rate Sensitivity Analysis on the following page, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 0.96x. Management believes a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors, which are beyond management's control. Among the significant assumptions used in preparing the Repricing and Interest Rate Sensitivity Analysis is that interest-bearing demand and savings deposits are not 100% rate sensitive within the period of three months or less. As a result, these deposits are allocated between the repricing categories based on historical analyses performed by the Company's subsidiary banks. In addition, FHLB borrowings are categorized based on the first available call date of the individual borrowings versus their final maturity.

      Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS


                                                                         MARCH 31, 2001
                                              ---------------------------------------------------------------------
                                                               OVER           OVER
                                                             3 MONTHS        1 YEAR
                                               3 MONTHS       THROUGH        THROUGH         OVER
                                               OR LESS       12 MONTHS       5 YEARS        5 YEARS         TOTAL
                                              ---------      ---------       -------        -------       ---------
                                                                     (dollars in thousands)
Interest-earning assets:
    Interest-bearing deposits in banks        $    325             --              --             --            325
    Federal funds sold                          37,594             --              --             --         37,594
    Investments available-for-sale              28,924         20,250          71,547         48,248        168,969
    Investments held-to-maturity                 5,888          6,973           8,670         10,705         32,236
    Loans, net of unearned discount(1)         285,515         45,565         127,194         16,056        474,330
                                              --------       --------        --------       --------       --------

         Total interest-earning assets         358,246         72,788         207,411         75,009        713,454
                                              --------       --------        --------       --------       --------

Cumulative interest-earning assets             358,246        431,034         638,445        713,454        713,454
                                              --------       --------        --------       --------       --------

Interest-bearing liabilities:
    Interest-bearing demand deposits            71,608         45,118          41,357         15,315        173,398
    Savings deposits                            16,467         14,651          21,129          6,264         58,511
    Time deposits under $100,000                56,231        146,788          50,659            136        253,814
    Time deposits $100,000 and over             16,268         34,180           4,840             --         55,288
    Securities sold under agreements to
       repurchase                                6,036             --              --             --          6,036
    FHLB borrowings                             30,000          8,000          31,152          1,754         70,906
    Other borrowings                                --          1,900              --             --          1,900
    Debt of Employee Stock Ownership
       Plan                                         --             --             791             --            791
                                              --------       --------        --------       --------       --------

         Total interest-bearing liabilities    196,610        250,637         149,928         23,469        620,644
                                              --------       --------        --------       --------       --------

Cumulative interest-bearing liabilities        196,610        447,247         597,175        620,644        620,644
                                              --------       --------        --------       --------       --------

Gap analysis:
    Interest sensitivity gap                  $161,636       (177,849)         57,483         51,540         92,810
                                              ========       ========        ========       ========       ========
    Cumulative interest sensitivity gap       $161,636        (16,213)         41,270         92,810         92,810
                                              ========       ========        ========       ========       ========

Cumulative gap ratio of interest-
    earning assets to interest-bearing           1.82x          0.96x           1.07x          1.15x          1.15x
                                              ========       ========        ========       ========       ========


(1) Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES

      The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 14.00%, 14.72% and 15.97% as of March 31, 2001, December 31, 2000, and March 31, 2000, respectively, which included Tier I capital ratios of 12.98%, 13.66%, and 14.87%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

      In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 9.05%, 9.15%, and 9.61% at March 31, 2001, December 31, 2000, and
March 31, 2000, respectively. As of March 31, 2001, all of the Company's subsidiary banks were well capitalized under the regulatory framework for prompt corrective action.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY

      Net income was $1,553,000 for the three months ended March 31, 2001 compared to $1,674,000 for the three months ended March 31, 2000, which represents a $121,000 or a 7% decrease over the prior year. The decrease in first quarter earnings can be attributed to a combination of factors. First, net interest income declined $56,000 on a quarter comparison due to the sharp decline in interest rates during the first quarter. These rate cuts caused the prime-lending rate to decrease 150 basis points during the quarter. Commercial and home equity loans tied to the prime-lending rate and yields on Federal funds sold are adjusted downward instantaneously with these interest rate cuts; however, deposits and borrowing costs typically adjust over time as deposits and borrowings mature and interest rates on transaction and savings deposits are gradually changed to reflect the current interest rate environment. Second, in light of the Company's continued growth, the provision for loan losses increased $78,000 in the first quarter of 2001 compared to the prior year first quarter. Finally, noninterest expense was $169,000 higher in the first quarter of 2001 compared to 2000.

      Basic and diluted earnings per common share were $.19 and $.18, respectively, for the first quarter of 2001, compared to $.20 and $.20 for the first quarter of 2000, respectively. Net income for the first quarter of 2001 resulted in an annualized return on average assets (ROA) of .83% compared to
 .98% in the first quarter of 2000, and an annualized return on average shareholders' equity (ROE) of 8.81% compared to 10.34% the first quarter of 2000.

NET INTEREST INCOME

      As reflected in the Condensed Consolidated Average Balance Sheets and Average Interest Rates table on the following page, net interest income on a tax-equivalent basis decreased by $63,000 in the first quarter of 2001 when compared to the first quarter of 2000. Net interest income decreased because the yield on average earnings assets remained relatively unchanged, but the Company's cost of funds increased 49 basis points to 4.81 percent. This increase in the cost of funds more than offset the additional interest income generated by a $69,095,000 increase in average-earning assets. Much of the asset growth over the past three quarters was funded through an 11-month certificate of deposit promotion. When the prime-lending rate dropped 150 basis points during the first quarter 2001, it caused a very narrow interest margin when matched against the rates offered during the promotion. The deposits will begin to mature during the third quarter of this year. As these deposits reprice in the current interest rate environment, it is expected to provide the Company with some relief from the downward pressure on the net interest margin.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES


                                                                              THREE MONTHS ENDED MARCH 31,
                                                          ---------------------------------------------------------------------
                                                                        2001                                2000
                                                          ---------------------------------     -------------------------------
                                                                                    AVERAGE                             AVERAGE
                                                                        INTEREST     RATES                 INTEREST      RATES
                                                            AVERAGE      INCOME/    EARNED/      AVERAGE    INCOME/     EARNED/
                                                            BALANCE      EXPENSE    PAID(3)      BALANCE    EXPENSE     PAID(3)
                                                          -----------   --------    -------     ---------  --------    --------
                                                                                   (dollars in thousands)
Loans, net of unearned discount (1) (2) (3)               $    467,07   $  9,796     8.39%      $ 395,625  $  8,317     8.41%
Investments in debt securities:
  Taxable(4)                                                  169,284      2,642     6.24         186,585     2,973     6.37
  Exempt from Federal income tax (3) (4)                       28,646        529     7.38          31,400       595     7.58
Short-term investments                                         25,826        342     5.30           8,124       110     5.42
                                                          -----------   --------                ---------  --------

       Total interest-earning assets/interest
         income/overall yield (3)                             690,829     13,309     7.71         621,734    11,995     7.72
                                                                        --------    =======                --------    =======
Allowance for loan losses                                      (5,209)                             (5,818)
Cash and due from banks                                        16,763                              16,820
Other assets                                                   48,992                              49,360
                                                          -----------                           ---------

       Total assets                                       $   751,375                           $ 682,096
                                                          ===========                           =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing demand and savings deposits              $   222,502      1,679     3.02%      $ 227,550     1,773     3.12%
Time deposits                                                 296,309      4,423     5.97         221,049     2,798     5.06
Short-term borrowings                                           9,651        130     5.39           9,300       106     4.56
FHLB borrowings                                                70,934        958     5.40          83,984     1,171     5.58
Other borrowings                                                1,900         39     8.21              --        --       --
Debt of Employees Stock Ownership Plan                            960         18     7.50           1,153        22     4.32
                                                          -----------   --------                ---------  --------

       Total interest-bearing liabilities/interest-
         expense/overall rate                                 602,256      7,247     4.81         543,036     5,870     4.32
                                                                        --------    =======                --------    =======
Non-interest-bearing demand deposits                           71,562                              69,775
Other liabilities                                               7,037                               4,500
Shareholders' equity                                           70,520                              64,785
                                                          -----------                           ---------

       Total liabilities and shareholders' equity         $   751,375                           $ 682,096
                                                          ===========                           =========

       Net interest income                                              $  6,062                           $  6,125
                                                                        ========                           ========

Net interest margin on average
  interest-earning assets                                                            3.51%                              3.94%
                                                                                    =======                            =======

(1)  Interest income includes loan origination fees.
(2)  Average balance includes nonaccrual loans.
(3) Interest yields are presented on a tax-equivalent basis. Nontaxable income has been upwardly adjusted by the amount of Federal income tax that would have been paid if the income had been taxable at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.
(4)  Includes investments available-for-sale.

PROVISION FOR LOAN LOSSES

      The provision for loan losses increased to $159,000 during the first quarter of 2001 from $81,000 in 2000. The increase in the provision for loan losses was largely due to the significant loan growth achieved over the past several quarters resulting in increased risk. With additional loan growth projected in 2001, management anticipates that a larger provision for loan losses, as compared to the prior year, will continue throughout the year. Based on the Company's analysis of the adequacy of the allowance for loan losses, management determined it was appropriate to increase the provisions for loan losses in 2001. Management will continue to assess the adequacy of the allowance for loan losses on a regular basis throughout the year.

NONINTEREST INCOME

      Noninterest income increased $120,000 during the first quarter of 2001 in comparison to the first quarter of the prior year. The increase was due in large part to a $74,000 increase in the gains on sales of loans. As mentioned previously, with the decrease in interest rates during the first quarter, the Company experienced a shift in customer preference from adjustable rate loan products to fixed rate mortgage loan products, which are sold into the secondary market. The increase in these gains is directly the result of a significant increase in the volume of loans being sold into secondary market. In addition, increases in service charge and other revenue contributed to the increase in noninterest income.

NONINTEREST EXPENSE

      Noninterest expense increased $169,000 during the first quarter of 2001 in comparison to the first quarter of 2000. The increase was mainly the result of a $217,000 increase in salaries and employee benefits, which was partially offset by a $73,000 decrease in other expense. The increase in salaries and employee benefits was due in part to normal increases, as well as, increased health insurance costs and higher personnel costs resulting from an extremely tight labor market, which forced the Company to make salary adjustments to attract and retain qualified employees. The decrease in other expenses was due to small decreases in a variety of normal operating expenditures.

INCOME TAXES

      Income tax expense for the first quarter of 2001 was $609,000 compared to $671,000 in the first quarter of 2000. The Company's combined Federal and state effective tax rate decreased slightly to 28.17% in 2001, compared to 28.61% in 2000. The Company's effective tax rate is impacted by tax-exempt loan and security income, income generated by the company-owned life insurance, which is exempt from Federal and state income taxes and Federal and state tax credits associated with the Company's investment in low- and moderate-income housing projects.

SUBSEQUENT EVENT

         On April 30, 2001, the Company and Allegiant Bancorp, Inc., a Missouri corporation ("Allegiant"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Allegiant will acquire the Company. The acquisition is structured as the merger (the "Merger") of Allegiant with and into the Company, with the Company as the surviving corporation (the "Surviving Corporation") in the Merger. Although the Merger is expected to be completed during the fourth quarter, there can be no assurance that the Merger will be completed.

         In accordance with the terms of the Merger Agreement in connection with the Merger:

            - each share of the Company's common stock, par value $1.00 per share, and the associated preferred share purchase rights under the Company's Rights Agreement, dated May 27, 1993, (together, the "Southside Common Stock"), issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") shall be converted into the right to receive either: (i) $14.00 in cash; (ii) 1.39 shares of common stock in the Surviving

                Corporation, par value $0.01 per share ("Surviving Corporation Common Stock"); or (iii) a combination of cash and shares of Surviving Corporation Common Stock calculated in accordance with the formula set forth in the Merger Agreement (collectively, the "Southside Merger Consideration"); and

            - each share of Allegiant common stock, par value $0.01 per share (the "Allegiant Common Stock"), issued and outstanding immediately prior to the Effective Time shall be converted into one share of Surviving Corporation Common Stock.

         Pursuant to the terms of the Merger Agreement, each shareholder of the Company will elect what proportion of cash and Surviving Corporation Common Stock such shareholder desires to receive in exchange for such shareholder's shares of Company Common Stock (the "Shareholder Election"); provided that each such Shareholder Election is subject to reallocation in accordance with the formula set forth in the Merger Agreement to ensure that the aggregate Southside Merger Consideration payable to the Company's shareholders will be comprised of 50% cash and 50% stock.

         Consummation of the Merger is subject to various conditions, including:
(i) approval of the Merger Agreement and the Merger by the shareholders of the Company and Allegiant; (ii) receipt of requisite regulatory approvals from the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities as necessary; (iii) receipt by each of the Company and Allegiant of an opinion of counsel in reasonably satisfactory form as to the tax treatment of certain aspects of the Merger; (iv) the registration pursuant to the Securities Act of 1933, as amended (the "Act"), of the shares of Surviving Corporation Common Stock to be issued in the Merger; and (v) satisfaction of other customary conditions included in the Merger Agreement.

         The Merger Agreement and the transactions contemplated thereby will be submitted for approval at meetings of the shareholders of the Company and Allegiant, respectively. The Company will file a registration statement with the Securities and Exchange Commission registering under the Act the shares of Surviving Corporation Common Stock to be issued in the Merger. The shares of Surviving Corporation Common Stock will be offered to the Company's shareholders pursuant to a prospectus that will also serve as a proxy statement for the shareholders' meetings.

         As a result of the Company and Allegiant entering into the Merger Agreement, all of the conditions to the Company's previously announced tender offer to purchase 1,100,000 shares of its common stock, which commenced on January 9, 2001, were not satisfied, and, therefore, the Company determined to terminate the tender offer on May 1, 2001. The Company instructed its exchange agent for the tender offer to promptly return all shares of its common stock tendered pursuant to the tender offer and not withdrawn.

EFFECT OF NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138 - Accounting for

Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process. The adoption of SFAS 133 did not have a material impact on the financial condition and results of operations of the Company. The Company generally does not utilize deriviative instruments in its interest rate management process.

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


                                                                                                   DIVIDENDS
                                                                                                    PAID PER
                                                                              BOOK      MARKET/     COMMON
                                         HIGH BID    LOW BID       CLOSE      VALUE      BOOK        SHARE
                                       ----------  -----------  ----------  ---------  ----------  ----------
1st  Quarter - 2001                    $    11.50  $     7.375  $   10.875  $    8.71      124.86%  $     .08

4th Quarter - 2000                           8.50        6.875       7.375       8.42       87.59         .08
3rd Quarter - 2000                          10.00        7.375       8.00        8.08       99.01         .08
2nd Quarter - 2000                           9.25         6.50       7.438       7.91       94.03         .08
1st Quarter - 2000                          10.00         7.50       7.625       7.75       98.39         .08
                                       ==========  ============  =========  =========  ==========   =========

ITEM 3.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

         There have been no material changes from the information provided in the December 31, 2000 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In the normal course of business, the Company had certain routine lawsuits pending at March 31, 2001. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On May 8, 2001, the Company filed a report on Form 8-K, which included the Agreement and Plan of Merger between Southside Bancshares Corp. and Allegiant Bancorp dated April 30, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SOUTHSIDE BANCSHARES CORP.
                                        ----------------------------------------




May 15, 2001                             /s/ Thomas M. Teschner
------------                            ----------------------------------------
                                        Thomas M. Teschner
                                        President
                                        (Principal Executive Officer)




May 15, 2001                             /s/ Joseph W. Pope
------------                            ----------------------------------------
                                        Joseph W. Pope
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer, Controller, and Principal
                                        Accounting Officer)