Form 10-Q
period 2001-06-30
SOUTHSIDE BANCSHARES CORP
filed 2001-08-14
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                     June 30, 2001
                                ------------------------------------------------
                                                        OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                                ----------------      ------------------------

Commission file number 0-10849
                       -------

                           SOUTHSIDE BANCSHARES CORP.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             MISSOURI                                   43-1262037
-------------------------------------      ------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

3606 GRAVOIS AVENUE, ST. LOUIS, MISSOURI            63116
-----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (314) 776-7000
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

      At AUGUST 13, 2001, the number of shares outstanding of the registrant's common stock was 8,444,528.

                           SOUTHSIDE BANCSHARES CORP.



                                TABLE OF CONTENTS


                                                                                              PAGE
                                                                                              ----
Part I.   FINANCIAL INFORMATION (unaudited)

   Item 1.  Condensed Consolidated Financial Statements:
     Condensed Consolidated Balance Sheets at June 30, 2001 and
       December 31, 2000                                                                        3

     Condensed Consolidated Statements of Income for the six and three months ended
       June 30, 2001 and June 30, 2000                                                          4

     Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
       Income for the six months ended June 30, 2001
       and the year ended December 31, 2000                                                     5

     Condensed Consolidated Statements of Cash Flows for the six months
       ended June 30, 2001 and June 30, 2000                                                    6

     Notes to Condensed Consolidated Financial Statements                                       7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                     10

   Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk                     21


Part II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                  21

   Item 5.  Other Information                                                                  21

   Item 6.  Exhibits and Reports on Form 8-K                                                   21

   Signatures                                                                                  22

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       June 30, 2001 and December 31, 2000

                  (dollars in thousands except per share data)
                                   (unaudited)



                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2001          2000
                                                                                ---------      ------------
                                         ASSETS

Cash and due from banks                                                         $  18,929       $  17,102
Interest-bearing deposits in banks                                                  2,623             896
                                                                                ---------       ---------
                Cash and cash equivalents                                          21,552          17,998
                                                                                ---------       ---------

Federal funds sold                                                                 31,979          16,383
Investments in debt and equity securities:
    Available for sale, at fair value                                             174,912         158,028
    Held to maturity, at amortized cost (fair value of $26,947
       in 2001, and $36,660 in 2000)                                               26,437          36,417
                                                                                ---------       ---------

                Total investments in debt and equity securities                   201,349         194,445
                                                                                ---------       ---------
Loans, net of unearned discount                                                   477,491         463,406
    Less allowance for loan losses                                                  5,402           5,179
                                                                                ---------       ---------
                Loans, net                                                        472,089         458,227
                                                                                ---------       ---------
Premises and equipment                                                             16,835          17,206
Other assets                                                                       31,916          33,168
                                                                                ---------       ---------
                Total assets                                                    $ 775,720       $ 737,427
                                                                                =========       =========


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand                                                  $  74,258       $  77,196
    Interest-bearing demand and savings                                           225,179         214,326
    Time deposits                                                                 313,742         282,672
                                                                                ---------       ---------
                Total deposits                                                    613,179         574,194

Federal funds purchased                                                             2,000           5,750
Securities sold under agreements to repurchase                                      7,470           7,952
FHLB borrowings                                                                    70,861          70,947
Other borrowings                                                                    1,600           1,900
Debt of Employee Stock Ownership Plan                                                 791             988
Other liabilities                                                                   6,786           6,295
                                                                                ---------       ---------
                Total liabilities                                                 702,687         668,026
                                                                                ---------       ---------

Commitments and contingent liabilities

Shareholders' equity:
Cumulative preferred stock, no par value, 1,000,000 shares authorized and
    unissued                                                                           --              --
Common stock, $1 par value, 15,000,000 shares authorized, 8,985,378 shares
    issued                                                                          8,985           8,985
Surplus                                                                             5,419           5,516
Retained earnings                                                                  64,011          62,592
Unearned Employee Stock Ownership Plan shares                                        (692)           (791)
Treasury stock, at cost, 540,850 shares in 2001 and 591,850 shares in 2000         (5,843)         (6,394)
Accumulated other comprehensive income (loss)                                       1,153            (507)
                                                                                ---------       ---------
                Total shareholders' equity                                         73,033          69,401
                                                                                ---------       ---------
                Total liabilities and shareholders' equity                      $ 775,720       $ 737,427
                                                                                =========       =========


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

           Six and three months ended June 30, 2001 and June 30, 2000

                  (dollars in thousands except per share data)
                                   (unaudited)

                                                                     SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                --------------------------      --------------------------
                                                                    2001           2000            2001            2000
                                                                ----------      ----------      ----------      ----------
Interest income:
    Interest and fees on loans                                  $   19,564      $   17,055      $    9,816      $    8,771
    Interest on investments in debt and equity securities:
       Taxable                                                       5,147           5,925           2,505           2,952
       Exempt from Federal income taxes                                703             766             354             373
    Interest on short-term investments                                 735             211             393             101
                                                                ----------      ----------      ----------      ----------
          Total interest income                                     26,149          23,957          13,068          12,197
Interest expense:
    Interest on interest-bearing demand and savings                  3,194           3,642           1,515           1,869
    deposits
    Interest on time deposits                                        8,976           5,773           4,553           2,975
    Interest on Federal funds purchased                                 55             224               3             193
       Interest on securities sold under agreements to                 146             148              68              73
    repurchase
    Interest on FHLB borrowings                                      1,923           2,387             965           1,216
       Interest on other borrowings                                     70              --              31              --
    Interest on debt of Employee Stock Ownership Plan                   33              41              15              19
                                                                ----------      ----------      ----------      ----------
          Total interest expense                                    14,397          12,215           7,150           6,345
                                                                ----------      ----------      ----------      ----------

          Net interest income                                       11,752          11,742           5,918           5,852

Provision for loan losses                                              321             178             162              97
                                                                ----------      ----------      ----------      ----------
          Net interest income after provision for loan losses       11,431          11,564           5,756           5,755

Noninterest income:
    Trust fees                                                         577             636             290             348
    Service charges on deposit accounts                                824             791             426             413
    Gains on sales of loans                                            187               5             111               3
    Other                                                              785             744             384             370
                                                                ----------      ----------      ----------      ----------
              Total noninterest income                               2,373           2,176           1,211           1,134
Noninterest expense:
    Salaries and employee benefits                                   5,062           4,637           2,570           2,362
    Net occupancy and equipment expense                              1,394           1,352             711             673
    Data processing                                                    408             370             197             180
    Other                                                            3,060           2,824           1,771           1,462
                                                                ----------      ----------      ----------      ----------
          Total noninterest expense                                  9,924           9,183           5,249           4,677
                                                                ----------      ----------      ----------      ----------
          Income before income tax expense                           3,880           4,557           1,718           2,212

Income tax expense                                                   1,136           1,224             527             553
                                                                ----------      ----------      ----------      ----------
          Net income                                            $    2,744      $    3,333      $    1,191      $    1,659
                                                                ==========      ==========      ==========      ==========
Share data:
    Earnings per common share - basic                           $      .33      $      .40      $      .14      $      .20
    Earnings per common share - diluted                         $      .32      $      .39      $      .14      $      .19
    Dividends paid per common share                             $      .16      $      .16      $      .08      $      .08
    Average common shares outstanding                            8,278,457       8,412,951       8,293,634       8,417,584
    Average common shares outstanding, including
      potentially dilutive shares                                8,482,200       8,490,416       8,525,980       8,477,439


See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

            Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income

         Six months ended June 30, 2001 and year ended December 31, 2000

                  (dollars in thousands except per share data)
                                   (unaudited)


                                                                                                  ACCUMULATED
                                                                                                      OTHER
                                                                          UNEARNED                COMPREHENSIVE
                                     COMMON                  RETAINED       ESOP        TREASURY      INCOME
                                      STOCK      SURPLUS     EARNINGS      SHARES        STOCK        (LOSS)          TOTAL
                                     -------     -------      -------     --------      --------  -------------      -------

Balance at December 31, 1999         $ 8,985       5,431       58,765         (988)      (4,335)      (3,450)         64,408
Comprehensive income:
   Net income                             --          --        6,487           --           --           --           6,487
   Change in net unrealized
     gain (loss) on available
     for sale securities, net of
     tax effect                           --          --           --           --           --        2,943           2,943
                                     -------     -------      -------      -------      -------      -------         -------
   Total comprehensive
     income                               --          --        6,487           --           --        2,943           9,430
Cash dividends paid ($.32
   per share)                             --          --       (2,660)          --           --           --          (2,660)
Allocation of 37,062 shares
   to ESOP participants                   --          85           --          197           --           --             282
Purchase of 200,100 common
   shares for treasury                    --          --           --           --       (2,059)          --          (2,059)
                                     -------     -------      -------      -------      -------      -------         -------

Balance at December 31, 2000           8,985       5,516       62,592         (791)      (6,394)        (507)         69,401
Comprehensive income:
   Net income                             --          --        2,744           --           --           --           2,744
   Change in net unrealized
     gain (loss) on available
     for sale securities, net of
     tax effect                           --          --           --           --           --        1,660(1)        1,660
                                     -------     -------      -------      -------      -------      -------         -------
   Total comprehensive
     income                               --          --        2,744           --           --        1,660           4,404
Cash dividends paid ($.16
   per share)                             --          --       (1,325)          --           --           --          (1,325)
Allocation of 18,531 shares
   to ESOP participants                   --         139           --           99           --           --             238
Exercise of 51,000 stock
   options                                --        (236)          --           --          551           --             315
                                     -------     -------      -------      -------      -------      -------         -------
Balance at June 30, 2001             $ 8,985       5,419       64,011         (692)      (5,843)       1,153          73,033
                                     =======     =======      =======      =======      =======      =======         =======

(1) Includes changes in net unrealized gain (loss) on available-for-sale securities, net of tax effect of $1,590,000 and $70,000 in the first and second quarters of 2001, respectively.

See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                Six months ended June 30, 2001 and June 30, 2000

                             (dollars in thousands)
                                   (unaudited)

                                                                                     2001          2000
                                                                                   --------      --------
Cash flows from operating activities:
     Net income                                                                    $  2,744      $  3,333
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      930         1,049
     Provision for loan losses                                                          321           178
     Gains on sales of loans                                                           (187)           (5)
     Other operating activities, net                                                    994           884
     Originations of loans for sale                                                 (14,184)         (520)
     Proceeds from sale of loans                                                     13,991           525
                                                                                   --------      --------
                Net cash provided by operating activities                             4,609         5,444
                                                                                   --------      --------
Cash flows from investing activities:
    Net increase in Federal funds sold                                              (15,596)         (687)
    Proceeds from maturities of and principal payments on debt securities            37,968        27,850
    Purchases of debt securities                                                    (42,600)      (13,903)
    Net increase in loans                                                           (13,877)      (46,779)
    Recoveries of loans previously charged off                                           74           224
    Purchases of premises and equipment                                                (184)         (715)
    Proceeds from sales of other real estate owned and other
      foreclosed property                                                                --           106
                                                                                   --------      --------
                Net cash used in investing activities                               (34,215)      (33,904)
                                                                                   --------      --------
Cash flows from financing activities:
    Net increase in demand and savings deposits                                       7,915         8,713
    Net increase in time deposits                                                    31,070         2,860
    Net (decrease) increase in federal funds purchased                               (3,750)       19,650
    Net decrease in securities sold under agreements to repurchase                     (482)       (2,304)
    Proceeds from FHLB borrowings                                                        --        20,914
    Repayments of FHLB borrowings                                                       (86)      (20,000)
    Repayments of other borrowings                                                     (300)           --
    Repayment of ESOP debt                                                             (197)         (198)
    Stock options exercised                                                             315            --
    Cash dividends paid                                                              (1,325)       (1,345)
                                                                                   --------      --------
                Net cash provided by financing activities                            33,160        28,290
                                                                                   --------      --------
                Net increase (decrease) in cash and cash equivalents                  3,554          (170)

Cash and cash equivalents, beginning of period                                       17,998        19,470
                                                                                   --------      --------
Cash and cash equivalents, end of period                                           $ 21,552      $ 19,300
                                                                                   ========      ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest on deposits and borrowings                                         $ 14,588      $ 12,328
       Income taxes                                                                   1,465           715
    Noncash transactions -
       Transfers to other real estate owned in settlement of loans                       --           150
                                                                                   ========      ========

See accompanying notes to condensed consolidated financial statements.

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to Southside Bancshares Corp.'s (the Company or Southside) Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2)  SEGMENT INFORMATION

     The responsibility for management of the subsidiary banks remains with the officers and directors of the respective banks. The financial performance of the Company is measured internally by subsidiary bank results and key performance measures. The following tables show the financial information of the Company's subsidiary banks, South Side National Bank in St. Louis
     (SSNB), State Bank of Jefferson County (SBJC), Bank of Ste. Genevieve County (BSG), and The Bank of St. Charles County (BSCC) for the six and three months ended June 30, 2001 and 2000, respectively. The "Other" column includes the parent Company and all intercompany elimination entries.

                                                               SIX MONTHS ENDED JUNE 30, 2001
                                        -------------------------------------------------------------------------------
                                          SSNB         SBJC           BSG           BSCC         OTHER     CONSOLIDATED
                                        --------     --------      --------       -------       -------    ------------
                                                                   (dollars in thousands)
     Results of Operations:
       Net interest income              $  7,553     $  1,391      $  1,795      $  1,116      $   (103)     $ 11,752
       Provision for loan losses             300           21            --            --            --           321
       Noninterest income                  1,566          189           252           206           160         2,373
       Noninterest expense                 5,897          981           854           732         1,460         9,924
       Income tax expense (benefit)          699          185           391           183          (322)        1,136
       Net income (loss)                   2,223          393           802           407        (1,081)        2,744
     Average Balances:
       Loans                            $314,689     $ 55,591      $ 59,578      $ 43,013      $     --      $472,871
       Assets                            512,769       78,225       100,659        65,605         6,772       764,030
       Deposits                          387,308       68,990        87,722        59,428            --       603,448
     Financial Ratios:
       Return on assets                      .87%        1.00%         1.59%         1.24%           --           .72%
       Return on equity                     9.64        11.97         15.14         14.03            --          7.63
       Net interest margin                  3.35         3.99          3.90          3.75            --          3.47
                                        ========     ========      ========      ========      ========      ========

                                                                SIX MONTHS ENDED JUNE 30, 2000
                                        -------------------------------------------------------------------------------
                                          SSNB         SBJC           BSG           BSCC         OTHER     CONSOLIDATED
                                        --------     --------      --------       -------       -------    ------------
                                                                   (dollars in thousands)
     Results of Operations:
       Net interest income              $  7,424     $  1,325      $  1,867      $  1,167      $    (41)     $ 11,742
       Provision for loan losses             150            6            --            22            --           178
       Noninterest income                  1,416          186           222           196           156         2,176
       Noninterest expense                 5,664          960           911           747           901         9,183
       Income tax expense (benefit)          758          168           377           191          (270)        1,224
       Net income (loss)                   2,268          377           801           403          (516)        3,333
     Average Balances:
       Loans                            $258,963     $ 50,259      $ 56,817      $ 42,499      $     --      $408,538
       Assets                            459,905       70,710        93,374        62,453         5,986       692,428
       Deposits                          324,302       60,985        81,388        56,743          (174)      523,244
     Financial Ratios:
       Return on assets                      .99%        1.07%         1.72%         1.29%           --           .96%
       Return on equity                    11.23        12.37         16.66         15.32            --         10.17
       Net interest margin                  3.72         4.25          4.39          4.02            --          3.87
                                        ========     ========      ========      ========      ========      ========

                   SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (unaudited)


                                                               THREE MONTHS ENDED JUNE 30, 2001
                                        -------------------------------------------------------------------------------
                                          SSNB         SBJC           BSG           BSCC         OTHER     CONSOLIDATED
                                        --------     --------      --------       -------       -------    ------------
                                                                   (dollars in thousands)
     Results of Operations:
       Net interest income              $  3,800      $   702      $    893      $    569      $    (46)     $  5,918
       Provision for loan losses             150           12            --            --            --           162
       Noninterest income                    815           97           116           105            78         1,211
       Noninterest expense                 2,983          496           431           366           973         5,249
       Income tax expense (benefit)          315           93           189            96          (166)          527
       Net income (loss)                   1,167          198           389           212          (775)        1,191
     Average Balances:
       Loans                            $319,012      $56,236      $ 60,798      $ 42,623      $     --      $478,669
       Assets                            522,754       79,878       101,745        65,521         6,787       776,685
       Deposits                          397,690       70,638        88,879        59,316            --       616,523
     Financial Ratios:
       Return on assets                      .89%          .9%          1.5%          1.2%           --           .61%
       Return on equity                     9.95        12.03         14.50         14.43            --          6.46
       Net interest margin                  3.30         3.92          3.81          3.59            --          3.43
                                        ========      =======      ========      ========      ========      ========

                                                              THREE MONTHS ENDED JUNE 30, 2000
                                        -------------------------------------------------------------------------------
                                          SSNB         SBJC           BSG           BSCC         OTHER     CONSOLIDATED
                                        --------     --------      --------       -------       -------    ------------
                                                                   (dollars in thousands)
     Results of Operations:
       Net interest income              $  3,681     $    689      $    921      $    580      $    (19)     $  5,852
       Provision for loan losses              75            6            --            16            --            97
       Noninterest income                    747           98           103           101            85         1,134
       Noninterest expense                 2,882          496           467           376           456         4,677
       Income tax expense (benefit)          326           89           179            93          (134)          553
       Net income (loss)                   1,145          196           378           196          (256)        1,659
     Average Balances:
       Loans                            $269,648     $ 52,209      $ 57,112      $ 42,482      $     --      $421,451
       Assets                            467,069       73,278        93,410        62,585         6,418       702,760
       Deposits                          326,913       63,158        81,488        56,824          (269)      528,114
     Financial Ratios:
       Return on assets                    .99 %          1.0%          1.6%          1.2%           --           .94%
       Return on equity                    11.28        12.85         15.67         14.84            --         10.00
       Net interest margin                  3.66         4.30          4.32          3.86            --          3.80
                                        ========     ========      ========      ========      ========      ========



(3)  MERGER

     On April 30, 2001, the Company and Allegiant Bancorp, Inc., a Missouri corporation ("Allegiant"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Allegiant will acquire the Company. The acquisition is structured as the merger (the "Merger") of Allegiant with and into the Company, with the Company as the surviving corporation (the "Surviving Corporation") in the Merger. Although the Merger is expected to close late in the third quarter of 2001, the Merger is subject to several conditions described below, and there can be no assurance as to whether the Merger will be completed and, if so, when.

     In accordance with the terms of the Merger Agreement in connection with the
     Merger:

     -- each share of the Company's common stock, par value $1.00 per share, and the associated preferred share purchase rights under the Company's Rights Agreement, dated May 27, 1993, (together, the "Southside Common Stock"), issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive either: (i) $14.00 in cash; (ii) 1.39 shares of common stock in the Surviving Corporation, par value $0.01 per share ("Surviving Corporation Common Stock"); or (iii) a combination of cash and shares of Surviving Corporation Common Stock calculated in accordance with the formula set forth in the Merger Agreement (collectively, the "Southside Merger Consideration"); and

                  SOUTHSIDE BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 and 2000
                                  (unaudited)



     -- each share of Allegiant common stock, par value $0.01 per share (the "Allegiant Common Stock"), issued and outstanding immediately prior to the Effective Time will be converted into one share of Surviving Corporation Common Stock.

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

     Consummation of the Merger is subject to various conditions, including: (i) approval of the Merger Agreement and the Merger by the shareholders of the Company and Allegiant; (ii) receipt of requisite regulatory approvals from the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities as necessary; (iii) receipt of an opinion of counsel in reasonably satisfactory form as to the tax treatment of certain aspects of the Merger; and (iv) satisfaction of other customary conditions included in the Merger Agreement.

     The Merger Agreement and the transactions contemplated thereby will be submitted for approval at meetings of the shareholders of the Company and Allegiant, respectively, each to be held on September 12, 2001. The Company has filed a registration statement with the Securities and Exchange Commission registering under the Security Act of 1933 the shares of Surviving Corporation Common Stock to be issued in the Merger. The shares of Surviving Corporation Common Stock will be offered to the Company's shareholders pursuant to a prospectus that will also serve as a proxy statement for the shareholders' meetings.

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

ITEM 2.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

      This discussion is presented to provide an understanding of Southside Bancshares Corp. and subsidiaries (the "Company" or "Registrant") consolidated financial condition and the results of operations for six and three months ended June 30, 2001 and 2000.

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

                              FINANCIAL HIGHLIGHTS
                      COMPARISON OF SELECTED FINANCIAL DATA
                  (dollars in thousands except per share data)

                                                                        SIX MONTHS      TWELVE MONTHS        SIX MONTHS
                                                                           ENDED             ENDED              ENDED
                                                                       JUNE 30, 2001   DECEMBER 31, 2000    JUNE 30, 2000
                                                                       -------------   -----------------    -------------
Earnings:
  Total interest income                                                  $   26,149        $   49,827        $   23,957
  Total interest expense                                                     14,397            26,482            12,215
                                                                         ----------        ----------        ----------
      Net interest income                                                    11,752            23,345            11,742

  Provision for loan losses                                                     321               361               178
                                                                         ----------        ----------        ----------

      Net interest income after provision for loan losses                $   11,431        $   22,984        $   11,564
                                                                         ==========        ==========        ==========
Net income                                                               $    2,744        $    6,487        $    3,333
                                                                         ==========        ==========        ==========
Share Data:
  Earnings per common share:
    Basic                                                                $      .33        $      .78        $      .40
    Diluted                                                                     .32               .77               .39
    Dividends paid per common share                                             .16               .32               .16
    Book value(1)                                                              8.78              8.42              7.91
    Tangible book value(1)                                                     8.39              8.01              7.49
    Shares outstanding (period-end)(1)                                    8,444,528         8,393,528         8,593,628
    Average shares outstanding                                            8,278,457         8,363,828         8,412,951
    Average shares outstanding, including potentially dilutive shares     8,482,200         8,437,139         8,490,416
                                                                         ==========        ==========        ==========
Financial Position:
  Total assets                                                           $  775,720        $  737,427        $  710,992
  Total deposits                                                            613,179           574,194           527,383
  Total loans, net of unearned discount                                     477,491           463,406           437,687
  Allowance for loan losses                                                   5,402             5,179             4,853
  Short-term borrowings                                                       9,470            13,702            25,949
  FHLB borrowings                                                            70,861            70,947            84,835
    Other borrowings                                                          1,600             1,900               988
  Debt of Employee Stock Ownership Plan                                         791               988            66,686
  Total shareholders' equity                                                 73,033            69,401                --
                                                                         ==========        ==========        ==========

                                 SELECTED RATIOS

The table below summarizes various selected ratios as of the end and for the periods indicated.

                                                                    SIX MONTHS      TWELVE MONTHS           SIX MONTHS
                                                                       ENDED             ENDED                 ENDED
                                                                 JUNE 30, 2001(2)   DECEMBER 31, 2000    JUNE 30, 2000(2)
                                                                 ----------------   -----------------    ----------------
Loan-to-deposit ratio                                                     77.87%            80.71%             82.99%
Allowance for loan losses to total loans                                   1.13              1.12               1.11
Dividend payout ratio                                                     48.48             41.03              40.00
Return on average assets                                                    .72               .92                .96
Return on average shareholders' equity                                     7.63              9.76              10.17
Net interest margin on average interest-earning assets                     3.47              3.76               3.87
Average shareholders' equity to average total assets                       9.41              9.37               9.47
Tier I leverage capital to adjusted total consolidated assets              8.87              9.15               9.64
less intangibles
Tier I capital to risk-weighted assets                                    12.99             13.66              14.39
Total capital to risk-weighted assets                                     14.01             14.72              15.44
                                                                          =====             =====              =====

(1) Shares outstanding at June 30, 2001, December 31, 2000 and June 30, 2000 include 129,717, 148,248, 166,779 shares, respectively, held by the ESOP which have not been allocated to participants' accounts and thus are not considered outstanding for purposes of computing book value and tangible book value per share. These unallocated shares are also excluded from the average shares outstanding used to compute earnings per common share.

(2)  Statistical information is annualized where applicable.

                               FINANCIAL POSITION

      Total consolidated assets of the Company have increased $38,293,000 during the first six months of 2001 to $775,720,000 at June 30, 2001 compared to $737,427,000 at December 31, 2000. In addition, total assets of the Company have increased $64,728,000, or 9%, over the past twelve months. The Company's strategic business plan includes growth as one of the Company's priorities, and over the past several quarters, the Company has experienced significant growth in loans, deposits and total assets.

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

                                           JUNE 30, 2001  DECEMBER 31, 2000  JUNE 30, 2000
                                           -------------  -----------------  -------------
                                                           (in thousands)
Commercial, financial and agricultural        $ 83,188          78,586          76,386
Real estate-commercial                         172,966         157,771         153,274
Real estate-construction                        33,788          28,808          19,134
Real estate-residential                        152,641         161,252         152,878
Consumer                                        26,313          27,189          25,390
Other loans                                      8,595           9,800          10,625
                                              --------        --------        --------
                                              $477,491         463,406         437,687
                                              ========        ========        ========

      The Company's loan portfolio totaled $477,491,000 at June 30, 2001, which represents an increase of $14,085,000, or 3.04%, since December 31, 2000, and an increase of $39,804,000, or 9.09%, over the past twelve months. These increases in the loan portfolio were the result of the Company continuing to execute elements of its strategic business plan, as the Company's banking subsidiaries continue to attract customers who are dissatisfied with the service level of the area's larger financial institutions. The decrease in residential real estate loans can be attributed to the drop in interest rates during 2001, which resulted in an increase in loans being refinanced and sold into the secondary market. In contrast to 2000 when the majority of the residential real estate loan customers were opting for adjustable rate mortgage products, some of those same customers are now refinancing their adjustable rate mortgages into longer term fixed rate mortgage products, which are sold into the secondary market.

                      SUMMARY OF ALLOWANCE FOR LOAN LOSSES

                                    SIX MONTHS      TWELVE MONTHS     SIX MONTHS
                                       ENDED            ENDED            ENDED
                                   JUNE 30, 2001  DECEMBER 31, 2000  JUNE 30, 2000
                                   -------------  -----------------  -------------
                                                    (in thousands)
Balance at beginning of period        $ 5,179           5,830            5,830
Provision charged to expense              321             361              178
Loans charged off                        (172)         (1,487)          (1,379)
Recoveries                                 74             475              224
                                      -------         -------          -------
Balance at end of period              $ 5,402           5,179            4,853
                                      =======         =======          =======

      The balance of the allowance for loan losses increased by $223,000 during the first six months of 2001. The increase in the allowance was due to the fact that net charge-offs for the first six months of 2001 were $98,000, and the Company recorded a provision for loan losses of $321,000. The decrease in charged-off loans during 2001, as compared to the prior year, was due to a $1.1 million commercial credit, which was charged off in the previous year. The Company has experienced no such significant charge-offs in the current year. Based upon the Company's internal analysis of the adequacy of the allowance for loan losses, management of the Company believes the level is adequate to cover probable losses inherent in the loan portfolio under current conditions. The ratio of allowance for loan losses as a percentage of total loans was 1.13% as of June 30, 2001 compared to 1.12% and 1.11% at December 31, 2000 and June 30, 2000, respectively.

                              NONPERFORMING ASSETS

                                                       JUNE 30, 2001   DECEMBER 31, 2000  JUNE 30, 2000
                                                       -------------   -----------------  -------------
                                                                    (dollars in thousands)
Nonaccrual loans                                           $5,147            4,200            4,096
Loans past due 90 days or more and still
    accruing interest                                         138              339               93
                                                           ------           ------           ------
         Total nonperforming loans                          5,285            4,539            4,189

Other real estate owned                                     1,574            1,597              870
                                                           ------           ------           ------

         Total nonperforming assets                        $6,859            6,136            5,059
                                                           ======           ======           ======
Ratios:
    Total nonperforming loans as % of total loans            1.11%             .98%             .96%
    Nonperforming assets as % of total loans and
       other real estate owned                               1.43             1.32             1.15
    Nonperforming assets as % of total assets                 .88              .83              .71
    Allowance for loan losses as a % of
       nonperforming loans                                 102.21           114.10           115.85
                                                           ======           ======           ======


      Nonperforming assets totaled $6,859,000, or .88%, of total assets at June 30, 2001 compared to $6,136,000, or .83%, and $5,059,000, or .71%, at December
31, 2000 and June 30, 2000, respectively. Nonaccrual loans increased $947,000 during the first six months of 2001 and accounted for the majority of the increase in nonperforming assets. The increase in nonaccrual loans resulted from the addition of several smaller commercial and residential real estate credits to this category.

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

      Any loans classified for regulatory purposes, but not included above in nonperforming loans, do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the borrower's ability to comply with the loan repayment terms or which management reasonably expects will materially impact future operating results or capital resources. As of June 30, 2001, there were no concentrations of loans exceeding 10% of total loans, which were not disclosed as a category of loans, detailed on page 12.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

      Investments in debt and equity securities have increased $6,904,000 since December 31, 2000, due in large part to the deposit growth experienced during the year. With certificate of deposit runoff expected during the remainder of 2001, management anticipates the investment portfolio may decline through investment security maturities and paydowns on mortgage-backed securities.

DEPOSITS

      Total deposits increased $38,985,000 during the first six months of 2001, due largely to a decision made during 2000 to replace short-term borrowed funds, used to fund loan growth, with certificates of deposit. The increase in time deposits during the first half of 2001 was $31,070,000. Management continues to monitor the rates being offered, the impact of the deposits on rate sensitivity and the extent to which the Company is able to cross-sell additional products and services to new time deposit customers. In addition, interest-bearing demand and savings accounts also increased during the first half of 2001 by $10,853,000. Much of this increase can be attributed to the volatility in the stock market during 2001 and customers' desire to increase their cash positions.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase (REPOs) decreased $482,000 during 2001. The majority of the Company's REPOs are used by larger commercial customers as a daily cash management tool, therefore, depending on their individual liquidity positions, the balances in these accounts can vary considerably.

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

OTHER BORROWINGS

         The $300,000 decrease in other borrowings was due to a principal payment made on this debt during the second quarter of 2001. This borrowing from an unaffiliated financial institution under a $5 million line of credit was established to provide the resources necessary to fund the Company's stock repurchase plan announced during the third quarter of 2000. The plan authorized the Company to repurchase a total of 430,000 common shares or 5% of the Company's outstanding shares. Under the Plan, the Company repurchased 200,100 common shares at an average cost of $10.29 per common share. Because of the Company's pending merger with Allegiant, there will be no further repurchases under this Plan.

DEBT OF EMPLOYEE STOCK OWNERSHIP PLAN

      The decrease in the debt of the Employee Stock Ownership Plan was due to the annual principal reduction on the loan, which is paid in March each year.

ASSET/LIABILITY MANAGEMENT

      As reflected on the Repricing and Interest Rate Sensitivity Analysis on the following page, the Company has a reasonably well-balanced interest rate sensitivity position. The Company's current one-year cumulative gap is 0.93x. Management believes a one-year cumulative gap ratio in a range of 0.80x - 1.20x indicates an entity is not subject to undue interest rate risk. A one-year cumulative gap ratio of 1.00x indicates that an institution has an equal amount of assets and liabilities repricing within twelve months. A ratio in excess of 1.00x indicates more assets than liabilities will be repriced during the period indicated, and a ratio less than 1.00x indicates more liabilities than assets will be repriced during the period indicated. However, actual experience may differ because of the assumptions used in the allocation of deposits and other factors, which are beyond management's control. Among the significant assumptions used in preparing the Repricing and Interest Rate Sensitivity Analysis is that interest-bearing demand and savings deposits are not 100% rate sensitive within the period of three months or less. As a result, these deposits are allocated between the repricing categories based on historical analyses performed by the Company's subsidiary banks. In addition, FHLB borrowings are categorized based on the first available call date of the individual borrowings versus their final maturity.

LIQUIDITY

         During the second half of 2000, the Company began a short-term certificate of deposit promotion priced near the upper end of deposit pricing in its local markets. The program was initiated to reduce the Company's reliance on short-term borrowings and to provide liquidity to fund future loan growth. During the second quarter of 2001, in response to a slow-down in new loan generation and a significantly improved liquidity position, Company management ended the short-term certificate of deposit promotion. It is anticipated that as some of these deposits mature during the next several quarters, they will not be renewed by the depositors. Management will continue to monitor the impact of this certificate of deposit runoff on the Company's liquidity position and make adjustments to deposit pricing as appropriate to properly manage the Company's overall liquidity position.

      Additionally, the following analysis includes the available-for-sale securities spread throughout their respective repricing and/or maturity horizons, even though such securities are available for immediate liquidity should the need arise in any particular time horizon.

                REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS


                                                                           JUNE 30, 2001
                                                 -----------------------------------------------------------------
                                                                 OVER           OVER
                                                               3 MONTHS        1 YEAR
                                                  3 MONTHS      THROUGH        THROUGH        OVER
                                                  OR LESS      12 MONTHS       5 YEARS       5 YEARS        TOTAL
                                                 --------      ---------      --------      --------      --------
                                                                       (dollars in thousands)
Interest-earning assets:
    Interest-bearing deposits in banks           $  2,623            --             --            --         2,623
    Federal funds sold                             31,979            --             --            --        31,979
    Investments available-for-sale                 23,783        28,545         80,810        41,774       174,912
    Investments held-to-maturity                    3,128         5,488          7,122        10,699        26,437
    Loans, net of unearned discount(1)            300,244        41,964        119,369        15,914       477,491
                                                 --------      --------       --------      --------      --------
         Total interest-earning assets            361,757        75,997        207,301        68,387       713,442
                                                 --------      --------       --------      --------      --------
Cumulative interest-earning assets                361,757       437,754        645,055       713,442       713,442
                                                 --------      --------       --------      --------      --------
Interest-bearing liabilities:
    Interest-bearing demand deposits               67,462        57,910         39,352            --       164,724
    Savings deposits                               16,983        25,897         17,575            --        60,455
    Time deposits under $100,000                   87,973       114,823         54,879           304       257,979
    Time deposits $100,000 and over                19,259        31,186          5,318            --        55,763
    Securities sold under agreements to
       repurchase and Federal funds Purchased       9,470            --             --            --         9,470
    FHLB borrowings                                30,000         8,000         31,132         1,729        70,861
     Other borrowings                               1,600            --             --            --         1,600
    Debt of Employee Stock Ownership
       Plan                                            --            --            791            --           791
                                                 --------      --------       --------      --------      --------
         Total interest-bearing liabilities       232,747       237,816        149,047         2,033       621,643
                                                 --------      --------       --------      --------      --------
Cumulative interest-bearing liabilities           232,747       470,563        619,610       621,643       621,643
                                                 --------      --------       --------      --------      --------
Gap analysis:
    Interest sensitivity gap                     $129,010      (161,819)        58,254        66,354        91,799
                                                 ========      ========       ========      ========      ========
    Cumulative interest sensitivity gap          $129,010       (32,809)        25,445        91,799        91,799
                                                 ========      ========       ========      ========      ========

Cumulative gap ratio of interest- earning
    assets to interest-bearing                      1.55x         0.93x          1.04x         1.15x         1.15x
                                                 ========      ========       ========      ========      ========

(1) Nonaccrual loans are reported in the "Over 1 year through 5 years" column.

CAPITAL RESOURCES

      The regulatory capital guidelines require banking organizations to maintain a minimum total capital ratio of 8% of risk-weighted assets (of which at least 4% must be Tier I capital). The Company's total capital ratios under the risk-weighted guidelines were 14.01%, 14.72% and 15.44% as of June 30, 2001, December 31, 2000, and June 30, 2000, respectively, which included Tier I capital ratios of 12.99%, 13.66%, and 14.39%, respectively. These ratios are well above the minimum risk-weighted capital requirements.

      In addition, the Company and its subsidiary banks must maintain a minimum Tier I leverage ratio (Tier I capital to total adjusted consolidated assets) of at least 3%. Capital, as defined under these guidelines, is total shareholders' equity less goodwill and excluding unrealized gains and losses on available-for-sale securities of the Company. The Company's Tier I leverage ratios were 8.87%, 9.15%, and 9.64% at June 30, 2001, December 31, 2000, and
June 30, 2000, respectively. As of June 30, 2001, all of the Company's subsidiary banks were well capitalized under the regulatory framework for prompt corrective action.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY

      Net income was $2,744,000 for the six months ended June 30, 2001 compared to $3,333,000 for six months ended June 30, 2000, which represents a $589,000 or a 18% decrease over the prior year. Net income for the second quarter of 2001 was $1,191,000 compared with $1,659,000 in the second quarter of the prior year, which represents a decrease of $468,000 or 28%. Both the first half and second quarter decline in earnings were largely the result of expenses related to the Company's pending merger with Allegiant Bancorp, Inc. These expenses resulted in a $460,000 reduction in both the first half and the second quarter net income. Excluding the effects of the merger related expenses, net income for the six months and quarter ended June 30, 2001 would have been $3,204,000 and $1,651,000, respectively.

      Basic and diluted earnings per common share were $.33 and $.32, respectively, for the first six months of 2001, compared to $.40 and $.39 for the first six months of 2000, respectively, and $.14 and $.14, respectively, for the second quarter of 2001 compared to $.20 and $.19, respectively, for the second quarter of 2000. Net income for the first six months of 2001 resulted in an annualized return on average assets (ROA) of .72% compared to .96% in the first half of 2000, and an annualized return on average shareholders' equity
(ROE) of 7.63% in 2001 compared to 10.17% in 2000.

NET INTEREST INCOME

      As reflected in the Condensed Consolidated Average Balance Sheets and Average Interest Rates table on the following page, net interest income on a tax-equivalent basis decreased by $4,000 in the first half of 2001 when compared to the first six months of 2000. Net interest income decreased because the yield on average earnings assets decreased 17 basis points to 7.56% and the Company's cost of funds increased 27 basis points to 4.71 percent. This increase in the cost of funds and the decrease in the asset yield more than offset the additional interest income generated by a $71,720,000 increase in average-earning assets. Much of the asset growth over the past several quarters was funded through an 11-month certificate of deposit promotion. When the prime-lending rate dropped 275 basis points during the first half of 2001, it caused a very narrow interest margin when matched against the rates offered during the promotion. The deposits will begin to mature during the third quarter of this year. As these deposits reprice in the current interest rate environment, it is expected to provide the Company with some relief from the downward pressure on the net interest margin.

        I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

     CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE INTEREST RATES

                                                                        SIX MONTHS ENDED JUNE 30,
                                                   --------------------------------------------------------------------
                                                                 2001                                2000
                                                   ---------------------------------   --------------------------------
                                                                            AVERAGE                            AVERAGE
                                                                INTEREST     RATES                 INTEREST     RATES
                                                    AVERAGE      INCOME/    EARNED/     AVERAGE     INCOME/    EARNED/
                                                    BALANCE      EXPENSE    PAID(3)     BALANCE    EXPENSE     PAID(3)
                                                   ---------    --------   ---------   ---------   --------   ---------
                                                                          (dollars in thousands)
Loans, net of unearned discount(1)(2)(3)           $ 472,871     19,659       8.31%      408,538    17,131       8.39%
Investments in debt securities:
  Taxable(4)                                         169,937      5,147       6.06       185,463     5,925       6.39
  Exempt from Federal income tax(3)(4)                28,879      1,065       7.38        30,883     1,161       7.52
Short-term investments                                31,714        735       4.64         6,797       211       6.21
                                                   ---------     ------                  -------    ------
       Total interest-earning assets/interest
         income/overall yield(3)                     703,401     26,606       7.56%      631,681    24,428       7.73%
                                                                 ======       =====                 ======       =====
Allowance for loan losses                             (5,284)                             (5,325)
Cash and due from banks                               16,825                              16,546
Other assets                                          49,088                              49,526
                                                   ---------                           ----------
       Total assets                                $ 764,030                             692,428
                                                   =========                           ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing demand and savings deposits       $ 225,581      3,194       2.83%      228,880     3,642       3.18%
Time deposits                                        304,017      8,976       5.90       222,203     5,773       5.20
Short-term borrowings                                  8,314        201       4.84        14,121       372       5.27
FHLB borrowings                                       70,912      1,923       5.42        83,641     2,387       5.71
Other borrowings                                       1,825         70       7.67            --        --         --
Debt of Employees Stock Ownership Plan                   880         33       7.50         1,087        41       7.54
                                                   ---------     ------                  -------    ------

       Total interest-bearing liabilities/
       interest - expense/overall rate               611,529     14,397       4.71%      549,932    12,215       4.44%
                                                                 ======       =====                 ======       =====
Non-interest-bearing demand deposits                  73,850                              72,161
Other liabilities                                      6,759                               4,788
Shareholders' equity                                  71,892                              65,547
                                                   ---------                           ----------
       Total liabilities and shareholders' equity  $ 764,030                             692,428
                                                   =========                           ==========
       Net interest income                                       12,209                             12,213
                                                                 ======                             ======
Net interest margin on average
  interest-earning assets                                                     3.47%                              3.87%
                                                                              =====                              =====

(1)  Interest income includes amortization of loan origination fees.

(2)  Average balance includes nonaccrual loans.

(3) Interest yields are presented on a tax-equivalent basis. Nontaxable income has been upwardly adjusted by the amount of Federal income tax that would have been paid if the income had been taxable at a rate of 34%.

(4)  Includes investments available-for-sale.

PROVISION FOR LOAN LOSSES

      The provision for loan losses increased to $321,000 and $162,000 during the first half and second quarter of 2001, respectively, from $178,000 and $97,000, respectively, in 2000. The increase in the provision for loan losses was largely due to the significant loan growth achieved over the past several quarters resulting in increased risk. With additional loan growth projected in 2001, management anticipates that a larger provision for loan losses, as compared to the prior year, will continue throughout the year. Based on the Company's analysis of the adequacy of the allowance for loan losses, management determined it was appropriate to increase the provisions for loan losses in 2001.

NONINTEREST INCOME

      Noninterest income increased $197,000 during the first six months of 2001 in comparison to the same period in the prior year. The increase was due in large part to a $182,000 increase in the gains on sales of loans. As mentioned previously, with the decrease in interest rates during the first half of 2001, the Company experienced a shift in customer preference from adjustable rate loan products to fixed rate mortgage loan products, which are sold into the secondary market. The increase in these gains is directly the result of a significant increase in the volume of loans being sold into the secondary market. Increases in service charge and other revenue were partially offset by a decline in trust revenue. The decrease in trust fees was largely due to poor performance in many segments of the stock market over the past several quarters. Because trust fees are tied to the asset value of the accounts being managed, stock market performance has a direct impact on trust revenue. Noninterest income during the second quarter of 2001 was $77,000 higher than the comparable period in 2000 because of the same factors, which affected noninterest income during the first half of the year.

NONINTEREST EXPENSE

      Noninterest expense increased $741,000 and $572,000 during the first half and second quarter of 2001 in comparison to the first half and second quarter of 2000, respectively. Both the second quarter and first half increases were due mainly to increased personnel costs and attorney and professional fees associated with the Company's pending merger with Allegiant Bancorp. The increase in personnel costs are attributable to a combination of several factors: normal salary increases, increased health insurance cost, higher personnel costs resulting from a tight labor market, and increased employee benefit plan expense caused by the recent surge in the Company's stock price. Expenses relating to both the Employee Stock Ownership Plan as well as certain other deferred compensation plans are tied to the performance of the Company's common stock. In conjunction with the pending merger, the Company has incurred approximately $500,000 in attorney and other professional fees, some of which are nondeductible for federal income tax purposes. Excluding these expenses, other expense would be down for both the second quarter and the first half of the year due to a reduction in several categories of operating expenses.

INCOME TAXES

      Income tax expense for the first half and second quarter of 2001 was $1,136,000 and $527,000, respectively, compared to $1,224,000 and $553,000, respectively, in the first half and second quarter of 2000. The Company's combined federal and state effective tax rate increased to 29.28% in 2001, compared to 26.86% in 2000. The increase in the effective tax rate was the result of the aforementioned merger related expenses, which are not deductible for income tax purposes.

EFFECT OF NEW ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process. The adoption of SFAS 133 did not have a material impact on the financial condition and results of operations of the Company. The Company generally does not utilize derivative instruments in its interest rate management process.

      In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations occurring after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS
142. As of the date of adoption, the Company had intangible assets, consisting primarily of goodwill, included in other assets in the consolidated balance sheets. Gross intangible assets totaled $5,190,000 at June 30, 2001 with accumulated amortization of $1,942,000, which will be subject to the transition provisions of SFAS 141 and SFAS 142.


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

                                                                                                            DIVIDENDS
                                                                                                             PAID PER
                                                                                   BOOK        MARKET/        COMMON
                                          HIGH BID       LOW BID      CLOSE        VALUE        BOOK          SHARE
                                          --------      ---------    -------      ------       -------      ---------
2nd Quarter - 2001                        $ 15.00       $ 10.87      $14.86       $ 8.78       169.25%       $  .08
1st  Quarter - 2001                         11.50          7.375      10.875        8.71       124.86           .08

4th Quarter - 2000                           8.50          6.875       7.375        8.42        87.59           .08
3rd Quarter - 2000                          10.00          7.375       8.00         8.08        99.01           .08
2nd Quarter - 2000                           9.25          6.50        7.438        7.91        94.03           .08
1st Quarter - 2000                          10.00          7.50        7.625        7.75        95.39           .08

ITEM 3.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

     There have been no material changes from the information provided in the December 31, 2000 Annual Report on Form 10-K.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the normal course of business, the Company had certain routine lawsuits pending at June 30, 2001. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a material adverse effect on the consolidated financial condition of the Company.

ITEM 5.  OTHER INFORMATION

     The Company has changed its previously announced anticipated date of its Annual Meeting of Shareholders from April 26, 2001 to September 12, 2001. Southside shareholders will not be entitled to submit proposals for consideration at the Annual Meeting, except to the extent the proposals relate directly to the matters to come before the Annual Meeting, as set forth in joint proxy statement/prospectus delivered to the Company's shareholders in conjunction with the Annual Meeting. Southside's by-laws provide that shareholder proposals, which do not appear in the proxy statement, may be considered at a meeting of shareholders only if written notice of the proposal is received by the Secretary of the Company not less than 75 days prior to the date of any annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Agreement and Plan of Merger between Southside Bancshares Corp. And Allegiant Bancshares, Inc. dated as of April 30, 2001, as amended as of July 31, 2001, included in the Company's Registration Statement on Form S-4 (File No. 333-63212) is incorporated by reference.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHSIDE BANCSHARES CORP.





August 13, 2001                            /s/  Thomas M. Teschner
---------------                           --------------------------------------
                                          Thomas M. Teschner
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




August 13, 2001                            /s/  Joseph W. Pope
---------------                           --------------------------------------
                                          Joseph W. Pope
                                          Senior Vice President and Chief
                                          Financial Officer (Principal Financial
                                          Officer, Controller, and Principal
                                          Accounting Officer)