Form 10-Q
period 2001-09-30
ALLEGIANT BANCORP INC/MO/
filed 2001-11-14
CIK 703970

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                SEPTEMBER 30, 2001
                               ------------------------------------------------



Commission file number                          0-10849
                       --------------------------------------------------------



                            ALLEGIANT BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MISSOURI                                43-1262037
-----------------------------------   -----------------------------------------
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
        of incorporation or
           organization)

                               2122 KRATKY ROAD
                           ST. LOUIS, MISSOURI 63114
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (314) 692-8200
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                           SOUTHSIDE BANCSHARES CORP.
-------------------------------------------------------------------------------
                                 (Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


                                                 Number of shares
          Title of class                outstanding as of November 1, 2001
---------------------------------  --------------------------------------------
  Common stock, $0.01 par value                    14,961,075

ALLEGIANT BANCORP, INC.
FORM 10-Q

         On September 28, 2001, Allegiant Bancorp, Inc., a Missouri corporation ("Allegiant"), acquired Southside Bancshares Corp., a Missouri corporation ("Southside"). Under the Agreement and Plan of Merger, dated April 30, 2001, as amended July 31, 2001, by and between Allegiant and Southside (the "Merger Agreement"), the form of the transaction required Allegiant to merge with and into Southside. However, Allegiant was, in all practical respects, the entity surviving the Merger and immediately after the Merger, Southside changed its name to "Allegiant Bancorp, Inc." As such, for purposes of the financial information and other information set forth herein, Allegiant is treated as the acquiror of Southside and the entity surviving the merger.

                                    INDEX
                                                                           Page
PART 1.     FINANCIAL INFORMATION.............................................1
   ITEM 1.     FINANCIAL STATEMENTS...........................................1
       CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2001 AND 2000
         (UNAUDITED) AND DECEMBER 31, 2000....................................1
       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS AND
         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000........................2
       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) - NINE
         MONTHS ENDED SEPTEMBER 30, 2001......................................3
       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - NINE MONTHS
         ENDED SEPTEMBER 30, 2001 AND 2000....................................4
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................5
   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS..............................................8
       DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
         AND INTEREST RATES - THREE MONTHS ENDED SEPTEMBER 30, 2001..........12
       DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS'
         EQUITY AND INTEREST RATES - NINE MONTHS ENDED SEPTEMBER 30, 2001....13
       RATE/VOLUME ANALYSIS - QUARTER AND NINE MONTHS ENDED SEPTEMBER 30,
         2001 AND 2000.......................................................14
       INVESTMENT SECURITIES PORTFOLIO.......................................16
       LENDING AND CREDIT MANAGEMENT.........................................17
       RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS..........18
       SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION...............20
       DEPOSIT LIABILITY COMPOSITION - SEPTEMBER 30, 2001 AND 2000, AND
         DECEMBER 31, 2000...................................................21
       LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES............................22
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........25
PART II.  OTHER INFORMATION..................................................25
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............25
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................25
       SIGNATURES............................................................26
       EXHIBIT INDEX.........................................................27

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                               September 30,                        September 30,
                                                                   2001            December 31,         2000
                                                               (Unaudited)             2000          (Unaudited)
                                                              --------------      -------------     -------------
                                                               (Dollars in thousands, except per share amounts)
ASSETS:
Cash and due from banks...................................    $       59,783      $      30,942     $     17,422
Federal funds sold and overnight investments..............            47,735             16,201           15,632
Investment securities:
   Available-for-sale (at estimated market value).........           385,348            129,096           58,365
   Held-to-maturity (estimated market value of
     $28,854, $5,207 and $5,232, respectively)............            28,852              5,200            5,410
Loans, net of allowance for loan losses of
   $19,692, $11,433 and $10,013, respectively.............         1,410,755            802,538          730,657
Loans held for sale.......................................            14,000             88,983                -
Premises and equipment ...................................            42,408             18,487            9,827
Accrued interest and other assets ........................            72,594             33,446           27,923
Cost in excess of fair value and net assets acquired......            66,081             10,831           11,012
                                                              --------------      -------------     ------------
     Total assets.........................................    $    2,127,556      $   1,135,724     $    876,248
                                                              ==============      =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing...................................    $      177,999      $      86,012     $     68,918
   Interest bearing.......................................         1,205,695            693,362          517,690
   Certificates of deposit of $100,000 or more............           178,303             78,710           71,100
                                                              --------------      -------------     ------------
Total deposits............................................         1,561,997            858,084          657,708
                                                              --------------      -------------     ------------
Federal Home Loan Bank advances...........................           288,123            143,596           65,200
Short-term borrowings.....................................            52,116             31,355           65,538
Long-term debt............................................                 -                  -           12,650
Guaranteed preferred beneficial interests in
   subordinated debentures................................            57,250             17,250           17,250
Accrued expenses and other liabilities....................            21,917              7,633            5,502
                                                              --------------      -------------     ------------
     Total liabilities....................................         1,981,403          1,057,918          823,848
                                                              --------------      -------------     ------------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized
     20,000,000 shares; issued and outstanding
     14,881,581 shares, 8,897,111 shares and
     6,211,348 shares, respectively.......................               154                 94               67
   Capital surplus........................................           121,002             60,798           43,686
   Retained earnings......................................            22,903             16,195           14,427
   Accumulated other comprehensive income (loss)..........             2,094                719             (165)
   Treasury stock, at cost, 0 shares, 0 shares
     and 554,775 shares, respectively.....................                 -                  -           (5,615)
                                                              --------------      -------------     ------------
   Total shareholders' equity.............................           146,153             77,806           52,400
                                                              --------------      -------------     ------------
     Total liabilities and shareholders' equity...........    $    2,127,556      $   1,135,724     $    876,248
                                                              ==============      =============     ============

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       ---------------------------    ---------------------------
                                                           2001           2000            2001           2000
                                                       -----------     -----------    -----------    ------------
                                                             (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans........................  $    18,723     $    17,265    $    57,052    $     47,948
   Investment securities.............................        2,920           1,008          7,784           2,881
   Federal funds sold and
     overnight investments...........................           52              31            860              73
                                                       -----------     -----------    -----------    ------------
Total interest income................................       21,695          18,304         65,696          50,902
                                                       -----------     -----------    -----------    ------------

Interest expense:
   Interest on deposits..............................        9,433           8,126         30,037          21,803
   Interest on short-term borrowings.................        1,500           1,424          4,520           3,950
   Interest on long-term debt........................        1,224             491          2,970           1,349
   Interest on guaranteed preferred beneficial
     interests in subordinated debentures............          442             443          1,327           1,327
                                                       -----------     -----------    -----------    ------------
Total interest expense...............................       12,599          10,484         38,854          28,429
                                                       -----------     -----------    -----------    ------------

Net interest income..................................        9,096           7,820         26,842          22,473
Provision for loan losses............................        2,000             735          3,700           2,300
                                                       -----------     -----------    -----------    ------------
Net interest income after provision
   for loan losses...................................        7,096           7,085         23,142          20,173
                                                       -----------     -----------    -----------    ------------

Other income:
   Service charges and other fees....................          986             807          2,932           2,187
   Net gain on sale of securities....................        1,810              32          2,725             205
   Other income......................................        1,408             747          4,672           2,054
                                                       -----------     -----------    -----------    ------------
Total other income...................................        4,204           1,586         10,329           4,446
                                                       -----------     -----------    -----------    ------------

Other expenses:
   Salaries and employee benefits....................        3,940           2,696         11,439           8,075
   Occupancy and furniture and equipment.............        1,022             807          3,062           2,429
   Other operating expenses..........................        2,147           2,291          6,091           5,796
                                                       -----------     -----------    -----------    ------------
Total other expenses.................................        7,109           5,794         20,592          16,300
                                                       -----------     -----------    -----------    ------------

Income before income taxes...........................        4,191           2,877         12,879           8,319
Provision for income taxes...........................        1,294           1,173          4,617           3,394
                                                       -----------     -----------    -----------    ------------

Net income...........................................  $     2,897     $     1,704    $     8,262    $      4,925
                                                       ===========     ===========    ===========    ============

Per share data:
Net income
     Basic...........................................  $      0.32     $      0.28    $      0.93    $      0.81
     Diluted.........................................         0.32            0.28           0.92           0.80

Weighted average common shares outstanding:
     Basic...........................................    8,955,753       6,105,124      8,910,966      6,105,821
     Diluted.........................................    9,141,781       6,124,764      9,002,177      6,133,655

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                               Accumulated
                                                                                  Other          Total
                                          Common     Capital     Retained     Comprehensive  Shareholders'  Comprehensive
                                           Stock     Surplus     Earnings         Income        Equity         Income
                                          ------    ----------   ---------    -------------- -------------  -------------
                                                                              (In thousands)
Balance December 31, 2000.............    $   94    $   60,798   $  16,195     $       719    $    77,806
Net income............................         -             -       8,262               -          8,262     $   8,262
Change in net unrealized gains
   on available-for-sale securities...         -             -           -           1,375          1,375         1,375
                                                                                                              ---------
Comprehensive income..................         -             -           -               -              -     $   9,637
                                                                                                              =========
Issuance of common stock..............         2         1,907           -               -          1,909
Merger related recapitalization.......        (1)         (921)          -               -           (922)
Acquisition of Southside Bancshares,
   Corp. .............................        59        59,218           -               -         59,277
Dividends.............................         -             -      (1,554)              -         (1,544)
                                          ------    ----------   ---------     -----------    -----------
Balance September 30, 2001............    $  154    $  121,002   $  22,903     $     2,094    $   146,153
                                          ======    ==========   =========     ===========    ===========

Reclassification adjustments:
   Unrealized gains on
     available-for-sale securities....                                 $     4,100
   Less:
     Reclassification adjustment for
       gains realized included in net
       income.........................                                       2,725
                                                                       -----------
   Net unrealized gains on
     available-for-sale securities....                                 $     1,375
                                                                       ===========

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                     --------------------------------
                                                                         2001                2000
                                                                     -------------      -------------
                                                                              (In thousands)
OPERATING ACTIVITIES:
   Net income.....................................................   $       8,262      $       4,925
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
       Depreciation and amortization..............................           2,192              1,949
       Provision for loan losses..................................           3,700              2,300
       Net gain on sale of fixed assets...........................             (41)               (10)
       Net realized gains on securities held-to-maturity..........               -                 (6)
       Net realized gains on securities available-for-sale........          (2,724)              (199)
       Net gain on sale of mortgage loans.........................             (20)                 -
       Other changes in assets and liabilities:
         Accrued interest receivable and other assets.............         (11,310)              (346)
         Accrued expenses and other liabilities...................           9,663              2,438
                                                                     -------------      -------------
           Cash provided by operating activities..................           9,722             11,051
                                                                     -------------      -------------

INVESTING ACTIVITIES:
   Net cash received in acquisition of Equality Bancorp, Inc......            (922)                 -
   Net cash received in acquisition of Southside Bancshares Corp..          (4,129)                 -
   Proceeds from maturities of securities held-to-maturity........             917              5,594
   Proceeds from sales of securities held-to-maturity.............               -              1,083
   Purchase of investment securities held-to-maturity.............               -               (500)
   Proceeds from maturities of securities available-for-sale......          46,160              3,997
   Proceeds from sales of securities available-for-sale...........          60,480             13,267
   Purchase of investment securities available-for-sale...........        (172,036)           (25,395)
   Loans made to customers, net of repayments.....................        (155,779)          (126,081)
   Proceeds from sale of mortgage loans...........................          67,432                  -
   Purchase of bank-owned life insurance..........................          (5,803)           (15,464)
   Additions to premises and equipment............................          (2,476)            (1,158)
                                                                     -------------      -------------
           Cash used in investing activities......................        (166,156)          (144,570)
                                                                     -------------      -------------

FINANCING ACTIVITIES:
   Net increase in deposits.......................................          94,771            109,242
   Net increase in short-term borrowings..........................          46,354             26,668
   Net increase of long-term debt.................................          35,000              4,999
   Repayment of long-term debt....................................             329                  -
   Proceeds from issuance of guaranteed preferred
     beneficial interest in subordinated debentures...............          40,000                  -
   Proceeds from issuance of common stock.........................           1,909              1,314
   Repurchase of common stock.....................................               -             (1,439)
   Payment of dividends...........................................          (1,554)              (980)
                                                                     -------------      -------------
           Cash provided by financing activities..................         216,809            139,804
                                                                     -------------      -------------

   Net increase in cash and cash equivalents......................          60,375              6,285
   Cash and cash equivalents, beginning of period.................          47,143             26,769
                                                                     -------------      -------------
   Cash and cash equivalents, end of period.......................   $     107,518      $      33,054
                                                                     =============      =============

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and our subsidiaries. The terms "Allegiant," "company," "we" and "our" as used in this report refer to Allegiant Bancorp, Inc. and our subsidiaries as a consolidated entity, except where we state specifically that it means only the parent holding company. Also, sometimes we refer to Allegiant Bank, Bank of Ste. Genevieve, Bank of St. Charles County and State Bank of Jefferson County, our bank subsidiaries, as the "banks."

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000 and the consolidated financial statements and footnotes thereto included in the final joint proxy statement/prospectus on Form S-4 filed August 7, 2001.

         Under the Merger Agreement, the form of the transaction required Allegiant to merge with and into Southside. However, Allegiant was, in all practical respects, the entity surviving the Merger and immediately after the Merger, Southside changed its name to "Allegiant Bancorp, Inc." As such, for purposes of the financial information and other information set forth herein, Allegiant is treated as the acquiror of Southside and the entity surviving the merger.

Comprehensive Income

         During the third quarter of 2001 and 2000, total comprehensive income amounted to $2.9 million and $2.3 million, respectively. Year-to-date comprehensive income for the first nine months of 2001 and 2000 was $9.6 million and $5.5 million, respectively.

Acquisitions

         In November 2000, we acquired Equality Bancorp, Inc. Equality Bancorp was the parent company of Equality Savings Bank, a Missouri state-chartered savings bank headquartered in St. Louis with seven locations, primarily in the Southern half of the greater St. Louis, Missouri metropolitan area. We exchanged approximately 2.7 million shares of our common stock for all of the outstanding common stock of Equality Bancorp. At closing, Equality Bancorp reported total assets of $300 million.

         On September 28, 2001, we acquired Southside Bancshares Corp. ("Southside"). Before the acquisition, Southside was a bank holding company with four subsidiary banks in and around St. Louis, Missouri, which at closing reported consolidated total assets of approximately $763 million. Under the terms of the agreement, one half of the Southside shares were converted into the right to receive cash in the amount of $14 per share and the other half into the right to receive 1.39 shares of Allegiant stock per share. Under the terms of the agreement, we exchanged a total of approximately 5.9 million shares of Allegiant common stock plus $59 million in cash for all of the outstanding common stock of Southside. The form of merger consideration receivable by the Southside shareholders was allocated by the exchange agent as outlined in the Merger Agreement. The issuance of Allegiant shares and cash to the former Southside Shareholders was completed on November 2, 2001. We financed the cash portion of the purchase price through the issuance of trust preferred securities and bank borrowings.

         The merger with Southside has been accounted for in accordance with Statements of Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, which are discussed under "Recently Issued Accounting Standards."

         As previously reported, on August 22, 2001, we signed an agreement with Guardian Savings Bank, headquartered in Houston, Texas, to purchase Guardian's five branch offices in St. Louis County, Missouri. We will acquire the branch facilities and assume approximately $101.3 million in related deposit liabilities. We expect to close on this transaction in December 2001.

Derivative Financial Instruments

         We use off-balance sheet derivatives as part of the overall asset and liability management process and to manage risk related to changes in interest rates. These financial derivatives consist of interest rate swaps.

         As of January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in September 1998, and its amendments, Statement 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133 and Statement 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in September 1999 and September 2000, respectively (collectively referred to as "Statement 133"). The adoption of Statement 133 applies to our derivative financial instruments which include four interest rate swap contracts. The interest rate swaps hedge certificate of deposits (CD's) and are matched with the CD's as to final maturity, interest payment dates and call features. The interest rate swaps are a floating pay-fixed instrument and as such, they convert the fixed rate payment on the CD's to a floating rate and thus hedge the fair value of the CD's from changes in interest rates.

         Upon adoption of Statement 133, the cumulative effect of an accounting change in an amount equal to the accounting effects of the statement as of the beginning of the fiscal year was immaterial.

         During the three-month and nine-month periods ended September 30, 2001, our Company recorded the effects of the ineffectiveness of all hedge transactions as part of the income statement line pertaining to each item. The after-tax effect of the changes was immaterial to our consolidated financial statements as of September 30, 2001 and for the period then ended.

Recently Issued Accounting Standards

         Statement of Financial Accounting Standards No. 140 ("SFAS 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued September 2000 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. Also, it is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

         In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairments tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in pre tax net income of $948,000 ($0.06 per share) per year which represents the annual amount of goodwill from previous acquisitions that was being amortized. The intangible assets from the Southside acquisition included $45.5 million in goodwill that will not be amortized and $10.5 million in core deposit intangible assets that will be amortized over their estimated useful lives. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of those tests will be on the future consolidated earnings and financial position of the Company. If for any future period we determine that there have been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of Allegiant and our subsidiaries. These forward-looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, we accept the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but we may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds in a timely manner, as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous smaller borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. All of these uncertainties, as well as others, are present in a banking operation and we caution shareholders that management's view of the future on which it prices our products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than anticipated.

         The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income and non-interest expense. Net interest income is the difference between the income we receive on our loan and investment portfolios and our cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in our loan portfolio. Non-interest income consists primarily of service charges on deposit accounts and fees for ancillary banking services and, to a lesser extent, revenues generated from our mortgage banking, securities brokerage, insurance brokerage and trust operations. Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance and other expenses. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying value of our goodwill balances to determine whether the value has been impaired. If we determine that there has been an impairment, we recognize a charge to our earnings, which could be material.

         Our net interest income depends on the amounts and yields of interest earning assets compared to the amounts and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and our asset/liability management procedures in managing those changes. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of the loan portfolio and loss experience, as well as economic and market factors.

OVERVIEW

          We are a bank holding company headquartered in St. Louis, Missouri. Our bank subsidiaries, Allegiant Bank, Bank of Ste. Genevieve, Bank of St. Charles County and State Bank of Jefferson County, offer full-service banking and personal trust services to individuals, commercial business and municipalities in the St. Louis metropolitan area. Our services include commercial, real estate and installment loans, checking, savings and time deposit accounts, personal trust and other fiduciary services and other financial services such as securities brokerage, insurance and safe deposit boxes. As of September 30, 2001, we reported, on a consolidated basis, total assets of $2.1 billion, loans of $1.4 billion, deposits of $1.6 billion and shareholders' equity of $146.2 million.

         Since our inception in 1989, we have grown rapidly through a combination of internal growth and acquisitions of other financial institutions. Our internal growth has been achieved by positioning Allegiant as one of the leading St. Louis community banking operations. We have supplemented our growth by acquiring 10 branch locations in our community from three different thrifts, with the primary goals of expanding our branch network in the St. Louis market and increasing our earnings per share. We have also acquired a mortgage company and an asset management firm. In December 1998, we sold four branches located in more rural markets in northeast Missouri, in order to focus our operations exclusively in the St. Louis metropolitan area. In November 2000, we acquired Equality Bancorp, Inc. a community-based thrift holding company with seven branches in the St. Louis area and total assets of approximately $300.4 million. While this transaction significantly improved our market coverage, the consolidation of the branch networks also allowed us to increase our average deposits per branch, which we believe to be key to improving efficiency. As a continuation of our acquisition strategy, we acquired Southside Bancshares Corp., another community-based bank holding company serving the St. Louis area, with total assets at September 28, 2001 of approximately $763.0 million. In addition, we have agreed to acquire five branch facilities in the St. Louis area from Guardian Savings Bank and assume approximately $101.3 million in related deposit liabilities.

         Since the beginning of 1998, we have focused on improving the profitability of our banking operations. As a result, we have reduced the amount of one- to four-family mortgages we hold in our loan portfolio and have increased our amount of higher yielding commercial loans. We have hired approximately 22 banking professionals averaging more than 10 years of experience in the St. Louis metropolitan area to help grow our commercial loans and deposits. We have concentrated our focus exclusively on opportunities in the higher-growth St. Louis metropolitan area and, accordingly, have opened new branches, acquired Equality and Southside and have entered into an agreement to purchase Guardian's five branch offices in St. Louis County, Missouri. We also have implemented company-wide cost-control efforts to enhance efficiencies at our entire operations. These steps taken since the beginning of 1998 have improved our efficiency, return on average assets, return of average equity and earnings per share.

         Our primary financial objectives are to continue to grow our loan portfolio while maintaining high asset quality, expand our core deposit base to provide a cost-effective and stable source of funding our loan portfolio and increase non-interest income while maintaining strong expense controls. We have sought to maintain high asset quality while managing growth both internally and by acquisition.

RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 2001 was $2.9 million, a 71% increase over the $1.7 million earned for the third quarter of 2000. Basic and diluted earnings per share increased 14% to $0.32 for the third quarter of 2001 compared to $0.28 for the third quarter of 2000. The annualized return on average assets for the third quarter of 2001 was 0.94% compared to 0.81% reported for the third quarter of 2000. The return on average equity on an annualized basis was 13% for both the third quarter of 2001 and the third quarter of 2000.

         Net income for the nine-month period ended September 30, 2001 was $8.3 million, a 69% increase over the $4.9 million earned for the nine-month period ended September 30, 2000. Basic earnings per share increased 15% to $0.93 from $0.81, and diluted earnings per share increased 15% to $0.92 from $0.80 in the respective nine-month periods. The annualized return on average assets was 0.94% and the annualized return on average equity was 13% for the nine months ended September 30, 2001. This compares to, on an annualized basis, a return on average assets of 0.82% and a return on average equity of 13% for the corresponding period in 2000.

         We have utilized the purchase method of accounting to reflect our business combinations. The purchase method results in the recording of goodwill that is amortized as a non-cash charge included in operating expenses. Goodwill amortization included as an operating expense totaled $237,000 and $712,000, respectively, for both of the three- and nine-month periods ended September 30, 2001 and 2000. Cash net income, which adjusts earnings to exclude goodwill amortization, was $3.1 million and $9.0 million, respectively, for the three and nine months ended September 30, 2001, and $1.9 million and $5.6 million, respectively, for the three and nine months ended September 30, 2000, respectively. Diluted cash earnings per share increased 6% to $0.34 in the third quarter of 2001 from $0.32 in the third quarter of 2000. Diluted cash earnings per share increased 9% to $1.00 for the nine months ended September 30, 2001 from $0.92 in the 2000 period. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying value of our goodwill balances to determine whether the value has been impaired. If we determine that there has been an impairment, we will recognize a charge to our earnings, which could be material.

         Total assets at September 30, 2001 increased to $2.1 billion from $1.1 billion at December 31, 2000 as a result of the Southside acquisition and continued internal growth. Loans increased $616 million and investment securities increased $280 million. Deposit balances increased $704 million during the first nine months of 2001.

         Net Interest Income. Net interest income for the three months ended September 30, 2001 was $9.1 million, a 17% increase compared to $7.8 million reported for the third quarter of 2000. This $1.3 million increase was attributable to an increase of $361.0 million in average earning assets partially offset by an 176 basis point decrease in the yield on earning assets. The $3.4 million increase in interest income was partially offset by a $2.1 million increase in interest expense. The increase in interest expense was the result of a $330.6 million increase in average interest bearing liabilities offset by a decrease of 104 basis points in the average interest rate paid between the periods.

         Net interest margin for the third quarter of 2001 decreased 81 basis points compared to the third quarter of 2000. The earning assets yield decreased 176 basis points and the overall interest rate paid on interest bearing deposits decreased 104 basis points. Accordingly, the net interest spread decreased 72 basis points in the third quarter of 2001 compared to the third quarter of 2000.

         Interest expense on deposits increased $1.3 million due to a $242.7 million increase in average interest bearing deposits, offset by a decrease in the rate paid on deposits from 5.60% in the third quarter of 2000 to 4.56% for the comparable quarter in 2001. The increase in interest expense on deposits consisted primarily of a $1.1 million increase in interest expense on certificates of deposit. The average balance of our certificate of deposit liability increased by $136.7 million from the third quarter of 2001 to the third quarter of 2000. We have continued to build our deposit base while maintaining our focus on personal service. The growth in average balance of certificates of deposit was the result of special promotions of these products during 2000 and these higher cost deposits began to be repriced in the third quarter of 2001.

         Interest expense on other interest bearing liabilities increased $0.8 million in the third quarter of 2001 compared to the third quarter of 2000. Average short- and long-term borrowings also increased $87.8 million in the third quarter of 2001 compared to the third quarter of the prior year. The average rate on short-term borrowings decreased 138 basis points, while the rate paid on long-term borrowings in the third quarter of 2001 decreased 52 basis points compared to the third quarter of 2000.

         Net interest income for the nine months ended September 30, 2001 was $26.8 million, a 19% increase compared to the $22.5 million reported for the corresponding period in 2000. This $4.3 million increase was attributable to an increase of $338.5 million in average earning assets and a 101 basis point decrease in the yield on earning assets. The $14.8 million increase in interest income was partially offset by a $10.4 million increase in interest expense. The increase in interest expense was the result of a $309.6 million increase in average interest bearing liabilities and partially offset by a decrease of 33 basis points in the average interest rate paid. The growth in income was primarily attributable to the acquisition of Equality in November 2000, as well as internally generated growth.

         Net interest margin for the first nine months of 2001 decreased
71 basis points compared to the corresponding period in 2000. The earning assets yield decreased 101 basis points primarily due to the effect of a decrease in the yield on floating interest rate loans. The overall interest rate paid on interest bearing deposits decreased 29 basis points primarily due to the lower deposit rates being paid on deposits in 2001. Accordingly, the net interest spread decreased 68 basis points comparing the first nine months of 2001 to the first nine months of 2000.

         The following table sets forth the condensed average balance sheets for the periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

              DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                 Three Months Ended September 30,
                                               ---------------------------------------------------------------------
                                                              2001                               2000
                                               ---------------------------------    --------------------------------
                                                 Average    Int. Earned/  Yield/      Average   Int. Earned/  Yield/
                                                 Balance        Paid       Rate       Balance        Paid      Rate
                                               -----------  ------------  ------    ----------- ------------  ------
                                                                      (Dollars in thousands)
Assets:
Interest earning assets:
Loans (1).................................     $   945,153   $   18,723    7.86%    $   721,734  $   17,265    9.52%
Taxable investment securities.............         191,222        2,836    5.88          57,342         929    6.45
Non-taxable investment securities (2).....           5,963           84    5.59           5,263          79    5.97
Federal funds sold and overnight
   investments............................           5,427           52    3.80           2,416          31    5.10
                                               -----------   ----------             -----------  ----------
     Total interest earning assets........       1,147,765       21,695    7.50         786,755      18,304    9.26
                                               -----------   ----------             -----------  ----------

Non-interest earning assets:
Cash and due from banks...................          24,495                               16,339
Premises and equipment....................          19,432                                9,885
Other assets..............................          51,044                               39,918
Allowance for loan losses.................         (12,216)                              (9,805)
                                               -----------                          -----------
     Total assets.........................     $ 1,230,520                          $   843,092
                                               ===========                          ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market and NOW accounts.............     $   231,976   $    1,821    3.11%    $   172,822  $    2,018    4.65%
Savings deposits..........................          59,367          502    3.35          12,466          65    2.07
Certificates of deposit...................         370,879        4,927    5.27         303,191       4,718    6.19
Certificates of deposit over $100,000.....         112,037        1,398    4.95          65,136         935    5.71
IRA certificates..........................          46,133          785    6.75          24,034         390    6.46
                                               -----------   ----------             -----------  ----------
     Total interest bearing deposits......         820,392        9,433    4.56         577,649       8,126    5.60
                                               -----------   ----------             -----------  ----------

Federal funds purchased, repurchase
   agreements and other short-term
   borrowings.............................         127,510        1,500    4.67          93,653       1,424    6.05
Other borrowings..........................          83,529        1,224    5.81          30,860         491    6.33
Guaranteed preferred beneficial
   interests in subordinated debentures...          18,554          442    9.45          17,250         443   10.22
                                               -----------   ----------             -----------  ----------
     Total interest bearing liabilities...       1,049,985       12,599    4.76         719,412      10,484    5.80
                                               -----------   ----------             -----------  ----------

Non-interest bearing liabilities and
   equity:
Demand deposits...........................          86,214                               67,222
Other liabilities.........................           6,664                                5,423
Shareholders' equity......................          87,657                               51,035
                                               -----------                          -----------
     Total liabilities and shareholders'
       equity.............................     $ 1,230,520                          $   843,092
                                               ===========                          ===========
   Net interest income......................                 $    9,096                          $    7,820
                                                             ==========                          ==========

Net interest spread.........................                               2.74%                               3.46%
Net interest margin.........................                               3.14                                3.95

--------------
(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax equivalent yield.

         The following table sets forth the condensed average balance sheets for the periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

              DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                  Nine Months Ended September 30,
                                               ---------------------------------------------------------------------
                                                              2001                               2000
                                               ---------------------------------    --------------------------------
                                                 Average    Int. Earned/  Yield/      Average   Int. Earned/  Yield/
                                                 Balance        Paid       Rate       Balance        Paid      Rate
                                               -----------  ------------  ------    ----------- ------------  ------
                                                                      (Dollars in thousands)
Assets:
Interest earning assets:
Loans (1)..................................    $   900,451   $   57,052    8.47%    $   685,331  $   47,948    9.35%
Taxable investment securities..............        157,110        7,537    6.41          57,249       2,719    6.34
Non-taxable investment securities (2)......          5,941          247    5.56           3,670         162    5.90
Federal funds sold and overnight
   investments.............................         22,994          860    5.00           1,751          73    5.57
                                               -----------   ----------             -----------  ----------
     Total interest earning assets.........      1,086,496       65,696    8.08         748,001      50,902    9.09
                                               -----------   ----------             -----------  ----------

Non-interest earning assets:
Cash and due from banks....................         25,463                               15,368
Premises and equipment.....................         19,356                                9,868
Other assets...............................         48,230                               35,679
Allowance for loan losses..................        (11,955)                              (9,192)
                                               -----------                          -----------
     Total assets..........................    $ 1,167,590                          $   799,724
                                               ===========                          ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market and NOW accounts..............    $   219,909   $    5,979    3.64%    $   175,236  $    5,929    4.52%
Savings deposits...........................         38,903          790    2.72          12,920         202    2.09
Certificates of deposit....................        396,939       17,127    5.77         276,094      12,190    5.90
Certificates of deposit over $100,000......         95,390        3,808    5.34          58,685       2,400    5.46
IRA certificates...........................         45,988        2,333    6.78          23,242       1,082    6.22
                                               -----------   ----------             -----------  ----------
     Total interest bearing deposits.......        797,129       30,037    5.04         546,177      21,803    5.33
                                               -----------   ----------             -----------  ----------

Federal funds purchased, repurchase
   agreements and other short-term
   borrowings..............................        112,125        4,520    5.39          91,151       3,950    5.79
Other borrowings...........................         65,926        2,970    6.02          28,688       1,349    6.28
Guaranteed preferred beneficial
   interests in subordinated debentures....         17,690        1,327   10.03          17,250       1,327   10.28
                                               -----------   ----------             -----------  ----------
     Total interest bearing liabilities....        992,870       38,854    5.23         683,266      28,429    5.56
                                               -----------   ----------             -----------  ----------

Non-interest bearing liabilities and
  equity:
Demand deposits............................         83,831                               62,430
Other liabilities..........................          7,368                                4,727
Shareholders' equity.......................         83,521                               49,301
                                               -----------                          -----------
     Total liabilities and shareholders'
       equity..............................    $ 1,167,590                          $   799,724
                                               ===========                          ===========
   Net interest income.....................                  $   26,842                          $   22,473
                                                             ==========                          ==========

Net interest spread.........................                               2.85%                               3.53%
Net interest margin.........................                               3.30                                4.01

---------------
(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax equivalent yield.

         The following table sets forth for the periods indicated the changes in interest income and interest expense which were attributable to change in average volume and changes in average rates. Volume variances are computed using the change in volume multiplied by the previous year's rate. Rate variances are computed using the changes in rate multiplied by the previous year's volume. The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                RATE/VOLUME ANALYSIS

                                       Quarter Ended September 30, 2001         Nine Months Ended September 30, 2001
                                               Compared to the                             Compared to the
                                       Quarter Ended September 30, 2000         Nine Months Ended September 30, 2000
                                     ------------------------------------       ------------------------------------

                                                                     Net                                      Net
                                        Volume        Rate         Change         Volume       Rate         Change
                                        ------        ----         ------         ------       ----         ------
                                                                     (In thousands)
Interest earned on:
Loans............................... $   4,801     $ (3,343)    $   1,458       $ 13,957    $  (4,853)    $    9,104
Taxable investment securities.......     2,000          (91)        1,909          4,789           29          4,818
Non-taxable securities..............        10           (7)            3             96          (11)            85
Federal funds sold and
   other investments................        31          (10)           21            796           (9)           787
                                     ---------     --------     ---------       --------     --------      ---------
Total interest income...............     6,842       (3,451)        3,391         19,638       (4,844)        14,794
                                     ---------     --------     ---------       --------     --------      ---------

Interest paid on:
Money market and
   NOW accounts.....................       579         (781)         (202)         1,340       (1,284)            56
Savings deposits....................       375           61           436            514           75            589
Certificates of deposit.............       981         (767)          214          5,206         (277)         4,929
Certificates of deposit
   over $100,000....................       603         (140)          463          1,465          (55)         1,410
IRA certificates....................       379           17           396          1,146          104          1,250
Federal funds purchased and
   other short-term borrowings......       444         (368)           76            859         (289)           570
Long-term borrowings................       778          (45)          733          1,680          (59)         1,621
Guaranteed preferred beneficial
   interests in subordinated
   debentures.......................        31          (32)           (1)            35          (35)             -
                                     ---------     --------     ---------       --------     --------      ---------
Total interest expense..............     4,170       (2,055)        2,115         12,245       (1,820)        10,425
                                     ---------     --------     ---------       --------     --------      ---------

Net interest income................. $   2,672     $ (1,396)    $   1,276       $  7,393     $ (3,024)     $   4,369
                                     =========     ========     =========       ========     ========      =========

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

         Other Income. Other income increased $2.6 million, or 165%, to $4.2 million for the three months ended September 30, 2001 compared to the third quarter of 2000. Included in other income was $1.8 million from gains on the sale of securities as we repositioned our investment securities portfolio in anticipation of the Southside acquisition. Service charge income for the three-month period ended September 30, 2001 increased $179,000, or 22.2%, compared to the third quarter of 2000. This increase was attributable to an increased deposit base and our focus on revenue enhancement programs. In March 2000, we made an investment in bank-owned life insurance that resulted in $217,000 of income for the third quarter of 2000 and $298,000 in the third quarter of 2001. For the quarter ended September 30, 2001, mortgage banking revenue was $681,000 compared to $136,000 for the quarter ended September 30, 2000. The change was the result of an increase in mortgage refinancings as a result of lower overall market interest rates and from the acquisition of Equality's mortgage operations in November 2000.

         Other income increased $5.9 million, or 134%, from $4.4 million to $10.3 million for the nine months ended September 30, 2000 and 2001, respectively. The reasons underlying the variations in other income categories discussed above for the three-month periods also were applicable to the year-to-date amounts.

          Other Expenses. For the three months ended September 30, 2001 compared to the third quarter of 2000, other expenses increased $1.3 million, or 22%, to $7.1 million from $5.8 million. The increase in other expenses was primarily due to increased salaries and benefit expense and the costs associated with operating the branches acquired from Equality in November 2000.

         Salaries and employee benefits increased 46% to $3.9 million for the three months ended September 30, 2001 compared to $2.7 million for the three months ended September 30, 2000. We had 319 full-time equivalent employees at September 30, 2001 compared to 214 full-time equivalent employees at September 30, 2000. Total annualized cost per full-time equivalent employee was $49,404 for the three months ended September 30, 2001 compared to $50,311 for the corresponding period of 2000.

         Expenses associated with premises and equipment increased by $215,000 or 27%, for the quarter ended September 30, 2001 compared to the third quarter of 2000. The increases in these expense categories were directly related to additional costs associated with the former Equality branches.

          Our efficiency ratio was 53.5% for the quarter ended September 30, 2001 compared to 61.6% for the third quarter of 2000. This improvement reflected our commitment to improving our overall efficiency by continuing to emphasize revenue growth, while maintaining control over our operating costs as we continue to expand our banking franchise.

         For the nine months ended September 30, 2001, other expenses increased $4.3 million or 26%, to $20.6 million from $16.3 million for the corresponding period in 2000. The variances in expense categories discussed above for the three-month periods also applicable to the year-to-date amounts. Our efficiency ratio was 55.4% for the first nine months of 2001 compared to 60.6% for the nine months ended September 30, 2000.

         Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities upon purchase into one of these two categories. At September 30, 2001, held-to-maturity securities amounted to $28.9 million, representing those securities we intend to hold to maturity. Securities designated as available-for-sale totaled $385.3 million, representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

         For purposes of this discussion, we refer to held-to-maturity and available-for-sale securities as the securities portfolio. At September 30, 2001, the securities portfolio totaled $414.2 million representing an increase of $279.9 million from December 31, 2000 primarily due to the Southside acquisition. We maintain a conventional short-term laddered portfolio investment strategy to afford adequate liquidity while minimizing interest rate risk.

         The carrying values of the securities portfolio at the dates indicated were as follows:

                                     INVESTMENT SECURITIES PORTFOLIO

                                                      September 30,       December 31,       September 30,
                                                          2001                2000               2000
                                                     -------------       -------------       -------------
                                                                         (In thousands)

U.S. government and agency securities............    $     159,897       $      49,591       $      44,242
State and municipal securities...................           38,012               8,276               8,284
Mortgage-backed securities.......................          194,643              64,584               5,721
Federal Home Loan Bank stock.....................           15,228               9,463               4,936
Other securities.................................            6,420               2,382                 592
                                                     -------------       -------------       -------------
Total investment securities......................    $     414,200       $     134,296       $      63,775
                                                     =============       =============       =============

         Loans. Loans historically have been the primary component of our earning assets. At September 30, 2001, loans totaled $1.4 billion, an increase of 76% from year-end 2000. The majority of this increase was a result of the Southside acquisition. Substantially all of our loans were originated in our market area. At September 30, 2001, we had no foreign loans and only a minimal amount of participations purchased.

         Multi-family and commercial real estate mortgage loans increased 93% during the first nine months of 2001 to $571.9 million and commercial loans increased 61% to $266.3 million. In addition to the Southside acquisition, the internal loan growth reflected our continued efforts to grow our commercial loan portfolio. Real estate construction loans increased $39.4 million, or 32%, at September 30, 2001 compared to December 31, 2000. Real estate construction loans comprised 13% of the loan portfolio at September 30, 2001, compared to 15% at December 31, 2000. Multi-family and commercial real estate mortgage loans comprised 40% of the portfolio at September 30, 2001 and 36% at year-end 2000.

         The following table summarizes the composition of our loan portfolio at the dates indicated:

                                           LENDING AND CREDIT MANAGEMENT

                                             September 30,             December 31,               September 30,
                                                 2001                      2000                       2000
                                        ----------------------    ----------------------     ----------------------
                                                       Percent                   Percent                    Percent
                                           Amount     of Total      Amount      of Total        Amount     of Total
                                        ------------  --------    -----------   --------     -----------   --------
                                                                   (Dollars in thousands)
Commercial, financial,
   agricultural, municipal and
   industrial development............   $    266,254     20.49%   $   165,107     20.28%     $   133,387     18.01%
Real estate - construction...........        163,902     12.79        124,517     15.30          119,898     16.19
Real estate - mortgage
   One- to four-family residential...        351,889     21.59        193,490     23.77          171,904     23.21
   Multi-family and commercial.......        571,859     40.31        295,678     36.33          287,845     38.86
Consumer and other...................         77,398      4.92         35,975      4.42           28,481      3.84
Less unearned income.................           (855)    (0.10)          (796)    (0.10)            (845)    (0.11)
                                        ------------   -------    -----------   -------      -----------   -------
     Total loans(1)..................   $  1,430,447    100.00%   $   813,971    100.00%     $   740,670    100.00%
                                        ============   =======    ===========   =======      ===========   =======

--------------
(1) We had no outstanding foreign loans at the dates reported.

         Asset Quality. Non-performing assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; loans past due 90 days or more as to principal or interest; and other real estate owned. Non-performing assets increased to $17.9 million at September 30, 2001 compared to $9.3 million at June 30, 2001 and $3.3 million at December 31, 2000. At September 30, 2001, non-performing assets represented 0.84% of total assets compared to 0.80% at June 30, 2001 and 0.29% at December 31, 2000. The non-performing assets include $5.3 million added due to the Southside acquisition. Non-accrual loans totaled $15.9 million at September 30, 2001 compared to $6.9 million at June 30, 2001 and $814,000 at December 31, 2000. Two loan relationships account for $7.5 million or 42% of the non-performing loans at September 30, 2001. Allegiant Bank is working with these two borrowers to liquidate the loans and is aggressively working to collect all non-performing assets.

         We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the banks' internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses.

         The following table summarizes, at the date presented, non-performing assets by category:

                           RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                   September 30,     December 31,     September 30,
                                                                       2001              2000             2000
                                                                   -------------     ------------     -------------
                                                                                 (Dollars in thousands)
Commercial, financial, agricultural, municipal and industrial development:
     Past due 90 days or more.................................     $          83     $        752     $         274
     Non-accrual..............................................             6,132              222               683
     Restructured terms.......................................                55                -                 -

Real estate - construction
     Past due 90 days or more.................................               173               15                 -
     Non-accrual..............................................             2,800                -               250
     Restructured terms.......................................                 -                -                 -

Real estate - mortgage
   One- to four-family residential
     Past due 90 days or more.................................               410            1,179                63
     Non-accrual..............................................             1,558              414               100
     Restructured terms.......................................                 -                -                 -
   Multi-family and commercial
     Past due 90 days or more.................................                95              304                80
     Non-accrual..............................................             5,275                -                 -
     Restructured terms.......................................                99                -                 -

Consumer and other, net of unearned income:
     Past due 90 days or more.................................                68               59                15
     Non-accrual..............................................               172              178               187
     Restructured terms.......................................                 -                -                 -
                                                                   -------------     ------------     -------------

Total non-performing loans....................................            16,920            3,123             1,652

Other real estate.............................................             1,018              191               235
                                                                   -------------     ------------     -------------

Total non-performing assets...................................     $      17,938     $      3,314     $       1,887
                                                                   =============     ============     =============

Ratios:
     Non-performing loans to total loans outstanding..........              1.18%            0.38%             0.22%
     Non-performing assets to total assets....................              0.84             0.29              0.22
     Non-performing loans to shareholders' equity.............             11.58             4.01              3.15
     Allowance for loan losses to total loans.................              1.38             1.40              1.35
     Allowance for loan losses to non-performing loans........            116.38           366.09            606.11

         Allowance for Loan Losses. The provision for loan losses was $3.7 million during the first nine months of 2001 compared to $2.3 million for the first nine months of 2000. Net charge-offs were $2.9 million for the nine months ended September 30, 2001 compared to $602,000 for the first nine months of 2000. Net charge-offs for the first nine months of 2001 represented 0.33% of average loans, compared to 0.09% of average loans for the first nine months of 2000.

         The allowance for loan losses increased to $19.7 million at September 30, 2001 compared to $10.0 million at September 30, 2000 and included the balance of the allowance of $7.5 million transferred from Southside. As a percentage of loans outstanding, the allowance represented 1.38% of loans at September 30, 2001 and 1.35% at September 30, 2000.

         We increased our loan loss provision to $2.0 million for the quarter ended September 30, 2001 compared to $735,000 in third quarter of 2000. In 2001, we continue to recognize a higher expense provision and a higher allowance percentage than prior years as a result of the continuing change in the composition of the loan portfolio, the shift in our lending focus to higher yielding commercial relationships and the current economic situation. The shift to a higher concentration of commercial loans, while providing higher earnings potential, does entail greater risk than traditional residential mortgage loans. Additional weight has been given to the increased risks associated with the commercial real estate portfolio. Specific allowances have been increased on certain commercial real estate loans based on individual reviews of these loans and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us. The specific review of these commercial real estate loans resulted in the increase in the percentage of allowances allocated to this loan category.

         The allowance for loan losses is provided at a level considered adequate to provide for potential losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio and the evaluation of potential problem loans identified based on existing circumstances known to management. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, is high and that our allowance was adequate to absorb potential losses inherent in the portfolio at September 30, 2001.

         The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

                       SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                             Nine Months Ended
                                                                               September 30,
                                                                     --------------------------------
                                                                         2001                2000
                                                                     -------------      -------------
                                                                              (In thousands)
Allowance for loan losses
   (beginning of period)........................................     $      11,433      $       8,315
Loans charged off:
   Commercial, financial, agricultural,
     municipal and industrial development.......................            (1,698)              (332)
   Real estate - construction...................................            (1,092)               (29)
   Real estate - mortgage
     One- to four-family residential............................              (150)               (49)
     Multi-family and commercial................................              (410)                 -
   Consumer and other...........................................               117               (232)
                                                                     -------------      -------------
Total loans charged off.........................................            (3,233)              (642)
                                                                     -------------      -------------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
     municipal and industrial development.......................               392                  9
   Real estate - construction...................................                 -                  -
   Real estate - mortgage
     One- to four-family residential............................               163                 12
     Multi-family and commercial................................                32                  -
   Consumer and other...........................................                11                 19
                                                                     -------------      -------------
Total recoveries................................................               298                 40
                                                                     -------------      -------------

Net loans charged off...........................................            (2,935)              (602)
Acquired subsidiaries balances..................................             7,494                  -
Provision for loan losses.......................................             3,700              2,300
                                                                     -------------      -------------
Allowance for loan losses (end of period).......................     $      19,692      $      10,013
                                                                     =============      =============
Loans outstanding:
    Average.....................................................     $     900,451      $     685,331
    End of period...............................................         1,430,447            740,670

Ratios:
   Net charge-offs to average loans outstanding.................              0.33%              0.09%
   Net charge-offs to provision for loan losses.................             79.32              26.17
   Provision for loan losses to average loans outstanding.......              0.41               0.34
   Allowance for loan losses to total loans outstanding.........              1.38               1.35

         Deposits. Total deposits increased $703.9 million, or 82%, during the first nine months of 2001 primarily due to the Southside acquisition as supplemented by internal deposit growth of approximately $102.4 million. Non-interest bearing deposits increased by $92.0 million, or 107%, to $178.0 million at September 30, 2001. NOW, savings and money market accounts increased by $302.1 million or 129%. Certificates of deposit increased $309.8 million. We have been able to internally grow our deposits by maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.

         The following table summarizes deposits as of the dates indicated:

                                          DEPOSIT LIABILITY COMPOSITION

                                    September 30,                 December 31,                September 30,
                                        2001                          2000                        2000
                               ------------------------     ------------------------    ------------------------
                                                Percent                      Percent                     Percent
                                   Amount      of Total        Amount       of Total        Amount      of Total
                               -------------   --------     -------------   --------    -------------   --------
                                                               (Dollars in thousands)
Demand deposits..............  $     177,999     11.40%     $      86,012     10.02%    $      68,918     10.48%
NOW accounts.................        101,959      6.53             32,802      3.83            18,819      2.86
Money market accounts........        297,184     19.03            173,602     20.23           156,761     23.83
Savings deposits.............        137,635      8.81             28,238      3.29            12,209      1.86
Certificates of deposit......        580,116     37.14            413,163     48.15           306,455     46.59
Certificates of deposit
   over $100,000.............        178,303     11.41             78,710      9.17            71,100     10.81
IRA certificates.............         88,801      5.68             45,557      5.31            23,446      3.57
                               -------------   -------      -------------   -------     -------------   -------
     Total deposits..........  $   1,561,997    100.00%     $     858,084    100.00%    $     657,708    100.00%
                               =============   =======      =============   =======     =============   =======

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

         Liquidity Management. Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base has been attributable to acquisitions, as well as internally generated through marketing, product pricing and product development. During the nine months ended September 30, 2001 and the year ended December 31, 2000, both of these elements contributed to developing and maintaining long-term liquidity. Our capital position has been maintained through earnings retention and raising of capital. See "- Capital Resources."

         Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings, as well as serves as a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to enter into repurchase agreements using those securities.

         We anticipate continued loan demand in our market area as banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $308 million secured credit facility with the Federal Home Loan Bank, under which $288 million was outstanding at September 30, 2001. At December 31, 2000, we had $143 million outstanding with the Federal Home Loan Bank.

         Short-term borrowings increased to $180 million at September 30, 2001 while long-term borrowings increased to $160 million. The increases include the effect of the Southside acquisition and we continue to utilize Federal Home Loan Bank borrowings to fund loan growth while systematically building our deposit base. We anticipate similar use of the Federal Home Loan Bank facility in the foreseeable future.

         We experienced a growth in assets of 87% during the first nine months of 2001 primarily due to the Southside acquisition. We also experienced internal growth as we continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity in view of expected future needs.

         Capital Resources. Total shareholders' equity was $146 million at September 30, 2001, compared to $78 million at year-end 2000. The increase in total equity primarily was the result of 5.9 million shares of common stock issued in the Southside acquisition plus earnings retention and increases in net unrealized gains on available-for-sale securities.

         Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and a bank term loan. We refinanced and increased the principal amount of our term loan by $25.3 million in connection with the Southside acquisition. The balance of the loan was $38.0 million as of September 30, 2001, and matures in September 2002. Allegiant Bank also utilizes its borrowing capacity with the Federal Home Loan Bank.

         We previously have purchased brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At September 30, 2001, we had no brokered deposits outstanding. We may use brokered deposits in the future as a source of liquidity.

         In September 2001, we completed a public offering of 1,600,000 9.0% Cumulative Trust Preferred Securities. We used the proceeds from the sale of the junior subordinated debentures, after payment of expenses of approximately $1.7 million, toward our acquisition of Southside. The Trust Preferred Securities were issued by our subsidiary, Allegiant Capital Trust II, a Delaware statutory business trust. The Trust Preferred Securities have a liquidation amount of $25 per security and represent preferred undivided interests in the assets of the trust which consist solely of the debentures described below, and payments in respect thereof.

         The trust utilized the proceeds from the sale of the trust preferred securities to purchase at par approximately $41.3 million aggregate principal amount of 9.0% junior subordinated debentures issued by us. The junior subordinated debentures bear interest at the rate of 9.0% per annum, payable quarterly, and mature in September 2031, subject to earlier repayment at our option at a date no earlier than September 2006. In addition, we may redeem the junior subordinated debentures prior to such date within 90 days after the occurrence of certain tax events; the trust being deemed to be an investment company; or there is an adverse change in the treatment of the trust preferred securities as Tier 1 capital for bank regulatory purposes. We have the right to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarters, but not beyond their stated maturity date. During any period of interest deferral, we may not declare or pay cash dividends on, or redeem our capital stock or repay any debt securities which rank junior to the junior subordinated debentures.

         Dividends paid during the third quarter of 2001 were $0.06 per share, an increase of 9% compared to the $0.055 per share paid for the third quarter of 2000. Our dividend payout ratio was 18.8% for the first nine months of 2001.

         We also analyze our capital and the capital position of our banks in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors, including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of September 30, 2001, we and our subsidiaries met all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

         As of September 30, 2001, December 31, 2000 and September 30, 2000, Allegiant's and Allegiant Bank's capital ratios were as follows:

                                     September 30, 2001          December 31, 2000         September 30, 2000
                                 --------------------------  -------------------------  -------------------------
                                 Allegiant   Allegiant Bank  Allegiant  Allegiant Bank  Allegiant  Allegiant Bank
                                 ---------   --------------  ---------  --------------  ---------  --------------
Total capital
   (to risk-weighted assets)..    10.07%         10.98%        10.79%       11.65%        9.41%        10.78%
Tier 1 capital
   (to risk-weighted assets)..     8.82           9.78          9.53        10.40         8.16          9.53
Tier 1 capital
   (to average assets)........    11.64           8.16          8.71         9.50         7.06          8.27

         As of September 30, 2001, the capital ratios of the four subsidiary banks acquired from Southside were as follows:

                                        Southside            Bank of           State Bank of           Bank of
                                      National Bank      Ste. Genevieve      Jefferson County    St. Charles County
                                      -------------      --------------      ----------------    ------------------
Total capital
   (to risk-weighted assets)........      11.23%              19.42%                15.34%              13.59%
Tier 1 capital
   (to risk-weighted assets)........       9.98               18.17                 14.46               12.58
Tier 1 capital
   (to average assets)..............       7.90               12.07                 10.65               11.15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000.


PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting held on September 12, 2001, the shareholders of our company approved a proposal to issue shares of our common stock in connection with the consummation of the transactions contemplated by the Merger Agreement including, among other things, our acquisition of Southside Bancshares Corp. and its subsidiary banks, Southside National Bank, Bank Of Ste. Genevieve, Bank of St. Charles County and State Bank of Jefferson County. The proposal was approved by the affirmative vote of the holders of more than two-thirds of the shares of our common stock that were present at such meeting and received the requisit shareholder approval under Missouri law. The voting results on this matter were as follows:

                   For               Against               Abstain
                   ---               -------               -------
                6,418,978            82,706                21,455

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits: See Exhibit Index attached hereto.

         b) Reports on Form 8-K:
                  We filed a current report on Form 8-K, dated August 24, 2001, to report the financial statements of Southside Bancshares Corp.

                  We filed a current report on Form 8-K, dated
September 28, 2001, to report the acquisition of Southside Bancshares Corp.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.

                                     ALLEGIANT BANCORP, INC.
                                          (Registrant)



November 14, 2001                    By: /s/ Thomas A. Daiber
                                         --------------------------------------
                                     Thomas A. Daiber, Senior Vice President
                                     and Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------

   11.1           Computation of Earnings Per Share