Form 10-K405
period 2001-12-31
ALLEGIANT BANCORP INC/MO/
filed 2002-03-19
CIK 703970

=============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE YEAR ENDED DECEMBER 31, 2001      COMMISSION FILE NO. 0-26350

                             ALLEGIANT BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MISSOURI                            43-1262037
           (State of Incorporation)                   (IRS Employer
                                                  Identification Number)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 314-692-8200

        Securities registered pursuant to Section 12(b) of the Act:
                          Trust Preferred Securities,
           $10 liquidation value, issued by Allegiant Capital Trust I
          Name of exchange on which registered: American Stock Exchange

         Securities registered pursuant to Section 12(b) of the Act:
                         Trust Preferred Securities,
      $25 liquidation value, issued by Allegiant Capital Trust II; and
                       Common Stock, $0.01 par value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2)
     has been subject to such filing requirements for the past 90 days.
                               Yes  X   No
                                  -----    -----

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

  Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2001:
                Common Stock, $0.01 par value, $249,569,417

 Number of shares outstanding of each of the registrant's classes of common stock, as of March 8, 2001:
        Common Stock, $0.01 par value, 15,501,206 shares outstanding

                     DOCUMENTS INCORPORATED BY REFERENCE

           As provided herein, portions of the documents below are
                         incorporated by reference:

                   DOCUMENT                          PART--FORM 10-K
                   --------                          ---------------

     2001 Annual Report of the Registrant      Parts I, II and IV
     to its Shareholders

     Registrant's Proxy Statement for its      Part III
     2002 Annual Meeting of Shareholders

=============================================================================

         The terms "Allegiant," "company," "we," "our" and "corporation" as used in this report refer to Allegiant Bancorp, Inc. and its subsidiaries as a consolidated entity, except where it is made clear that it means only Allegiant. Also, sometimes we refer to our bank subsidiaries as the "banks."

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We are a bank holding company headquartered in St. Louis, Missouri. Our bank subsidiaries, Allegiant Bank, Bank of Ste. Genevieve, Bank of
St. Charles County and State Bank of Jefferson County offer full-service banking, wealth management and personal trust services to individuals, commercial businesses and municipalities through our 39 full-service banking locations in the St. Louis, Missouri metropolitan area. Our services include commercial, real estate and installment loans, checking, savings and time deposit accounts, personal trust and other fiduciary services and other financial services such as securities brokerage, insurance and safe deposit boxes. As of December 31, 2001, we reported, on a consolidated basis, total assets of $2.2 billion, loans of $1.4 billion, deposits of $1.7 billion and shareholders' equity of $138.1 million.

         Since our inception in 1989, we have been committed to building a strong, customer-friendly community bank. As a community bank, we are able to respond quickly to our customers through local decision-making and to tailor products and services to meet their needs. We believe this customer-friendly approach provides us with a competitive advantage over many of the larger financial institutions in the St. Louis metropolitan area. In addition, we believe that we have benefited from recent acquisitions of locally headquartered financial institutions by larger regional or national out-of-town financial institutions. Recent acquisitions of financial institutions in our market area include: Bank America Corporation's acquisition of Boatmen's Bancshares, Inc.; Union Planters Corporation's acquisition of Magna Group, Inc.; and Firstar Corporation's (now known as U.S. Bancorp) acquisition of Mercantile Bancorporation Inc.

         We are the largest publicly owned bank holding company exclusively serving St. Louis, which is the 18th largest metropolitan area in the United States with a population of approximately 2.6 million. We are also the largest bank holding company in the St. Louis area. We have grown rapidly through a combination of internal growth and acquisitions of other financial institutions. We believe that market coverage is necessary, and our goal is to have a banking facility within a 20-minute drive from all principal sectors of the St. Louis metropolitan area.

         In 1989, we acquired Allegiant State Bank located in Northeastern Missouri. We acquired Allegiant Bank in St. Louis, Missouri in 1990. In January 1995, Allegiant State Bank was merged into Allegiant Bank. We acquired Reliance Savings and Loan Association of St. Louis County in August 1997 and later merged it into Allegiant Bank. In September 1997, Allegiant Bank acquired two branches in Union and Warrenton, Missouri from Roosevelt Bank.

         In November 2000, we acquired Equality Bancorp, Inc. Equality Bancorp was the parent of Equality Savings Bank which was founded in 1884 and was the oldest thrift in the State of Missouri. At the time of closing, Equality Bancorp had consolidated assets of approximately $300.4 million. In connection with our acquisition of Equality Bancorp, we issued approximately
2.7 million shares of our common stock. Based upon the net book value of the Equality Bancorp assets at closing, no goodwill was recorded.

         On September 28, 2001, we acquired Southside Bancshares Corp. Before the acquisition, Southside was a bank holding company with four subsidiary banks in and around St. Louis, Missouri, which at closing reported consolidated total assets of approximately $804.9 million. Under the terms of the agreement, one-half of the Southside shares were converted into the right to receive cash in the amount of $14 per share and the other half into the right to receive 1.39 shares of Allegiant stock per share. Under the terms of the agreement, we exchanged a total of approximately 5.9 million shares of Allegiant common stock plus $59 million in cash for all of the outstanding common stock of Southside. The issuance of Allegiant shares and cash to the former Southside shareholders was completed on November 2, 2001. We financed the cash portion of the purchase price through the issuance of trust preferred securities and bank borrowings. We accounted for the acquisition under the purchase method and recorded goodwill and a core deposit intangible of $33.6 million and $11.0 million, respectively. The core deposit intangible is being amortized over an estimated useful life of 10 years and none of this amortization is expected to be deductible for tax purposes. As a result of the Southside acquisition, the number of Allegiant outstanding shares increased to approximately 15.2 million at December 31, 2001.

         On December 12, 2001, we acquired five St. Louis County branches from Guardian Savings Bank ("Guardian") which is headquartered in Houston, Texas. In addition to the branch facilities, we assumed $109.3 million in related deposit liabilities. As a result of the Guardian branch acquisition, we recorded $2.2 million of goodwill. In accordance with current accounting standards, we will amortize this premium paid for thrift branches over an estimated useful life of ten years. This amortization is expected to be deductible for tax purposes. We believe the acquisition of Southside and the Guardian branches helped us to create a strategically, operationally and financially strong company that is positioned for further growth and will be able to compete effectively and offer personalized banking products and services in the St. Louis community.

         Since the beginning of 1998, we have focused primarily on improving the profitability of our banking operations. As a result, we have reduced the amount of one- to four-family mortgages that we hold in our loan portfolio and increased the amount of higher yielding commercial loans. We also have hired over 20 banking professionals each with more than 10 years experience in the St. Louis metropolitan area to help us grow our commercial loans and deposits. We have refined our market focus to concentrate exclusively on opportunities in the higher growth St. Louis metropolitan area and, accordingly, we sold three retail banking offices outside the St. Louis metropolitan area in December 1998. We also have implemented company-wide, cost-control efforts to enhance efficiencies throughout our entire operation.

         Our management team is comprised of experienced individuals who average more than 15 years in the banking or financial services industries. As of March 8, 2002, our directors and executive officers owned approximately 24% of our outstanding common stock.

FINANCIAL SUMMARY OF THE COMPANY

         A consolidated financial summary of our company and subsidiaries, included on page 9 in our 2001 Annual Report to Shareholders, is incorporated herein by reference.

SUBSIDIARIES

         The table setting forth the names and states of incorporation or organization, as the case may be, of our subsidiaries is included as Exhibit 21 hereto.

OPERATIONS

         Our bank subsidiaries offer complete banking and trust services to individuals, businesses and municipalities in the St. Louis metropolitan area. Services include commercial, real estate and installment loans, checking, savings and time deposit accounts, trust and other fiduciary services, private banking and various other customer services such as brokerage, insurance and safe deposit boxes.

COMPETITION

         We operate in a competitive environment. In the St. Louis metropolitan area, other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and other financial intermediaries offer similar services. Many of these competitors have substantially greater resources and lending limits and may offer certain services we do not currently provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us, Allegiant Bank and our other subsidiaries. Our profitability depends upon the ability of our subsidiary banks to compete in our market area.

SUPERVISION AND REGULATION

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various government regulatory authorities, including the Missouri Division of Finance, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Internal Revenue Service, state taxing authorities and the Securities and Exchange Commission. We cannot predict with a high degree of certainty the effect of applicable statutes, regulations and regulatory policies on us, but believe that it could be significant.

         Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors of our subsidiary banks rather than our shareholders.

         This summary of the material elements of this regulatory framework does not describe all applicable statutes, regulations and regulatory policies, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. You should review the applicable statutes, regulations and regulatory policies. Any changes in applicable law, regulations or regulatory policies may have a material effect on our business.

         Legislation recently enacted by Congress allows bank holding companies to engage in a wider range of non-banking activities, including additional securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, we are unable to predict the full impact that this legislation may have on us.

EMPLOYEES

         As of December 31, 2001, we had approximately 560 full-time equivalent employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees and those of our subsidiary banks to be good.

STATISTICAL DISCLOSURES

         The following statistical disclosures, except as noted, are included in our 2001 Annual Report to Shareholders, and are incorporated herein by reference.

                                                                               ANNUAL REPORT
         SCHEDULE                                                                REFERENCE
         --------                                                              -------------
I.       DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
         INTEREST RATES AND INTEREST DIFFERENTIAL

         A.     Average Balance Sheets                                            p. 13

         B.     Analysis of Net Interest Earnings                                 p. 12

         C.     Taxable-Equivalent Rate-Volume Analysis                           p. 14

II.      INVESTMENT PORTFOLIO

         A.     Book Value by Type of Security                                    p. 16

         B.     Maturity Distribution                                             p. 16

III.     LOAN PORTFOLIO

         A.     Types of Loans                                                    p. 17

         B.     Maturities and Sensitivities of Loans                             p. 18

         C.     Risk Elements

                1.  Non-Accrual, Past Due and Restructured Loans                  p. 19

                2.  Potential Problem Loans                                       p. 19

                3.  Foreign Outstandings                                            n/a

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         A.     Allowance for Loan Losses                                         p. 20

         B.     Allocation of the Allowance for Loan Losses                       p. 20

V.       DEPOSITS*

         A.     Average Balances and Rates Paid by Deposit Category               p. 13

         B.     Maturity Distribution of Certain CDs and Time Deposits            p. 22

VI.      RETURN ON EQUITY AND ASSETS                                              p. 11

VII.     SHORT-TERM BORROWINGS                                                    p. 26


--------------------
* There were no interest-bearing deposits with foreign banks at December 31, 2001, 2000 or 1999.

ITEM 2. PROPERTIES

         Our principal executive and administrative offices are located at 7801 Forsyth Blvd. in St. Louis, Missouri. Our operational offices are located at 2122 Kratky Road in St. Louis, Missouri. As of December 31, 2001, Allegiant Bank conducted its business and operations out of 39 locations in the greater St. Louis Metropolitan area. Management believes that our physical properties, of which 32 are owned and seven are leased, are in satisfactory condition, adequately insured and suitable and adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

         Various claims and lawsuits, incidental to our ordinary course of business, are pending against us, Allegiant Bank or our subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list, as of March 8, 2002, of the names and ages of our executive officers and all positions and offices with us presently held by the person named. There is no family relationship between any of the named persons.

         Shaun R. Hayes, 42, has served as a director and as our president since 1989 and president and chief executive officer of Allegiant Bank since May 1992. Mr. Hayes became our chief executive officer in January 1999.

         Thomas A. Daiber, 44, has served as our senior vice president and chief financial officer and as executive vice president and chief financial officer of Allegiant Bank since May 1999. Mr. Daiber was elected to the board of directors of Allegiant Bank in May 2000. Mr. Daiber has been employed by us since March 1997 and served as our director of internal auditing prior to being appointed to his current position. Prior to joining us, Mr. Daiber served as an officer of Pioneer Bank and Trust Company or its holding company, Forbes First Financial Corporation, for more than five years.

         Paul F. Glarner, 54, has served as our chief lending officer and as executive vice president of Allegiant Bank since 1997 and has been a member of the board of directors of Allegiant Bank since 1998. Prior to joining Allegiant, Mr. Glarner served as an officer of Mercantile Bank, St. Louis, Missouri, for more than five years.

         Jeffrey S. Schatz, 44, has served as our chief of operations and executive vice president of Allegiant Bank since January 2000 and also has been a member of the board of directors of Allegiant Bank since May 2000. Prior to joining Allegiant, Mr. Schatz served as an officer of Sky Financial Group, Inc., Bowling Green, Ohio, for more than five years.

         Arthur E. Weiss, 42, has served as our executive vice president of Allegiant Bank since December 2000. Prior to joining Allegiant, Mr. Weiss was President of the local accounting and consulting firm of Weiss, Yess & Co. for more than five years.

         The executive officers were appointed by and serve at the pleasure of our board of directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

         Information concerning our common stock, included on page 48 in our 2001 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         "Selected Financial Data," included under the caption "Financial Highlights" on page 9 in our 2001 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations," included on pages 10 through 27 of our 2001 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosures About Market Risk," included under the caption "Balance Sheet Analysis - Interest Rate Sensitivity" on pages 23, 24, and 25 of our 2001 Annual Report to
Shareholders, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements, included in our 2001 Annual Report to Shareholders, are incorporated herein by reference.

                                                                     ANNUAL REPORT
  STATEMENT                                                            REFERENCE
  ---------                                                         ---------------

Report of Ernst & Young LLP, Independent Auditors                      p. 28

Consolidated Balance Sheets - December 31, 2001 and 2000               p. 29

Consolidated Statements of Income - Years Ended December 31,
   2001, 2000 and 1999                                                 p. 30

Consolidated Statements of Shareholders' Equity - Years
   Ended December 31, 2001, 2000 and 1999                              p. 31

Consolidated Statements of Cash Flows - Years Ended
   December 31, 2001, 2000 and 1999                                    p. 32

Notes to Consolidated Financial Statements                             Pgs. 33-45


         Selected Quarterly Financial Data (unaudited), included as Note 23 on page 45 in our 2001 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 28, 2001, we acquired Southside Bancshares Corp. For tax reasons, the form of the transaction called for us to merge into Southside. However, for all other aspects, the surviving company was effectively Allegiant. On October 4, 2002, we filed a report on form 8-K to report, pursuant to item 4 thereof, the dismissal of KPMG LLP as the surviving company's independent auditors for the year ended December 31, 2001 and the appointment of Ernst & Young LLP to replace KPMG. Prior to the merger with Southside, Ernst & Young LLP served as our independent auditors for each of the fiscal years ended December 31, 1999 and 2000. There have been no disagreements with Accountants on Accounting and Financial Disclosure relative to the consolidated financial statements included in our 2001 Annual Report to Shareholders, which are incorporated herein by reference.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors is contained under the captions "Election of Directors" and "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the 2002 Annual Meeting of
Shareholders, and is incorporated herein by reference.

         Information regarding our executive officers is contained in
Part I, Item 4a of this report.

         Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation and director compensation is under the captions "Compensation of Executive Officers" and "Compensation of Directors," respectively in our Proxy Statement for the 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    (1)   Financial Statements: Incorporated herein by
                      reference, are listed in Item 8 hereof.

                (2)   Financial Statement Schedules: None.

                (3)   Exhibits: See Exhibit Index at pages 11 and 12 hereof.

         (b)    Reports on Form 8-K

                      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 19th day of March 2002.

                                   ALLEGIANT BANCORP, INC.
                                   (Registrant)



                                   By /s/ Shaun R. Hayes
                                     ---------------------------------------
                                      Shaun R. Hayes, President and
                                      Chief Executive Officer

                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature                                        Title                             Date
         ---------                                        -----                             -----

/s/ Marvin S. Wool                          Chairman of the Board                       March 19, 2002
------------------------------------
Marvin S. Wool



/s/ Shaun R. Hayes                          President, Chief Executive Officer          March 19, 2002
------------------------------------        and Director
Shaun R. Hayes



/s/ Thomas A. Daiber                        Senior Vice President and Chief             March 19, 2002
------------------------------------        Financial Officer
Thomas A. Daiber



/s/ Robert L. Chambers                      Director                                    March 19, 2002
------------------------------------
Robert L. Chambers






/s/ Leland B. Curtis                        Director                                    March 19, 2002
------------------------------------
Leland B. Curtis



/s/ Kevin R. Farrell                        Director                                    March 19, 2002
------------------------------------
Kevin R. Farrell



/s/ Richard C. Fellhauer                    Director                                    March 19, 2002
------------------------------------
Richard C. Fellhauer



/s/ Leon A. Felman                          Director                                    March 19, 2002
------------------------------------
Leon A. Felman



/s/ Douglas P. Helein                       Director                                    March 19, 2002
------------------------------------
Douglas P. Helein



/s/ Michael Hogan                           Director                                    March 19, 2002
------------------------------------
Michael Hogan



/s/ C. Virginia Kirkpatrick                 Director                                    March 19, 2002
------------------------------------
C. Virginia Kirkpatrick



/s/ Thomas M. Teschner                      Director                                    March 19, 2002
------------------------------------
Thomas M. Teschner



/s/ Robert Wallace                          Director                                    March 19, 2002
------------------------------------
Robert Wallace



/s/ John L. Weiss                           Director                                    March 19, 2002
------------------------------------
John L. Weiss



/s/ Lee S. Wielansky                        Director                                    March 19, 2002
------------------------------------
Lee S. Wielansky

                                             EXHIBIT INDEX

EXHIBIT NO.                                          DESCRIPTION
----------                                           -----------
   3.1            Amended and restated Articles of Incorporation of the Company, filed as Annex E to the Company's Registration Statement on Form S-4 (Reg. No.333-63212) is hereby incorporated by reference.

   3.2            Amended and restated By-laws of the Company, as currently in effect, filed as Annex F to the Company's Registration Statement on Form S-4 (Reg. No. 333-63XXX) is hereby incorporated by reference.

   4.1            Form of Stock Certificate for Common Stock, filed as Exhibit 4.2 to the Company's
                  Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

   4.2            Junior Subordinated Indenture, dated as of August 2, 1999, by and between the Company and Bankers Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

   4.3            Form of Junior Subordinated Indenture, filed as Exhibit 4.4 to Amendment No. 1 to
                  Allegiant Bancorp's and Allegiant Capital Trust's Registration Statement on Form S-3
                  (Reg. Nos. 333-62684 and 333-62684-01), is hereby incorporated by reference.

   4.4            Form of Junior Subordinated Debenture, filed as Exhibit 4.5 to Amendment No. 1 to
                  Allegiant Bancorp's and Allegiant Capital Trust's Registration Statement on Form S-3
                  (Reg. Nos. 333-62684 and 333-62684-01), is hereby incorporated by reference.

   4.5            Certificate of Trust of Allegiant Capital Trust II, filed as Exhibit 4.6 to
                  Allegiant Bancorp's and Allegiant Capital Trust's Registration Statement on Form S-3
                  (Reg. Nos. 333-62684 and 333-62684-01), is hereby incorporated by reference.

   4.6            Trust Agreement of Allegiant Capital Trust II, filed as Exhibit 4.7 to Allegiant Bancorp's and Allegiant Capital Trust's Registration Statement on Form S-3 (Reg. Nos. 333-62684 and
                  333-62684-01), is hereby incorporated by reference.

  10.1            Loan Agreement, dated September 28, 2001, by and between U.S. National Bank Association and the Company, is filed herewith.

  10.2            Pledge Agreement, dated September 28, 2001, by and between U.S. National Bank Association and the Company is filed herewith.

  10.3            Allegiant Bancorp, Inc. 1994 Stock Option Plan, filed as Exhibit 10.7 to Company's
                  Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.*

  10.4            Allegiant Bancorp, Inc. 1996 Stock Option Plan, filed as Exhibit 4.4 to Company's Form S-8
                  (Reg. No. 0-26350) is hereby incorporated by reference.*

  10.5            Allegiant Bancorp, Inc. Directors Stock Option Plan, filed as Exhibit 4.5 to Company's
                  Form S-8 (Reg. No. 0-26350) is hereby incorporated by reference.*

  10.6            Allegiant Bancorp, Inc. 1989 Stock Option Plan, filed as Exhibit 4.6 to Company's Form S-8
                  (Reg. No. 0-26350) is hereby incorporated by reference.*

  10.7            Executive Retention Agreement, dated May 24, 1999, by and between the Company and
                  Shaun R. Hayes filed as Exhibit 10.7 to the Company's annual report on Form 10-K
                  (Reg. No. 0-26350) for the year ended December 31, 2000 is hereby incorporated by reference.*

  10.8            Underwriting Agreement, dated as of July 27, 1999, by and between the Company and Allegiant
                  Capital Trust I and EVEREN Securities, Inc. and Wheat First Securities, as representatives of the several underwriters, filed as Exhibit 10.1 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

  10.9            Form of Underwriting Agreement, filed as Exhibit 1 to Amendment No. 1 to Allegiant Bancorp's and Allegiant Capital Trust's Registration Statement on Form S-3 (Reg. Nos. 333-62684 and
                  333-62684-01), is hereby incorporated by reference.



  10.10           Guarantee Agreement, dated as of August 2, 1999, between the Company, as guarantor, and Bankers Trust Company, as guarantee trustee, filed as Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

  10.11           Form of Guarantee Agreement, filed as Exhibit 4.10 to Amendment No. 1 to Allegiant Bancorp's
                  and Allegiant Capital Trust's Registration Statement on Form S-3 (Reg. Nos. 333-62684 and
                  333-62684-01), is hereby incorporated by reference.

  10.12           Amended and Restated Trust Agreement, dated as of August 2, 1999, among the Company, as depositor, Bankers Trust Company, as property trustee, and Shaun R. Hayes and
                  Thomas A. Daiber, as administrators, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

  10.13           Form of Amended and Restated Trust Agreement, filed as Exhibit 4.8 to Amendment No. 1 to Allegiant Bancorp's and Allegiant Capital Trust's Registration Statement on Form S-3
                  (Reg. Nos. 333-62684 and 333-62684-01), is hereby incorporated by reference.

  10.14           Agreement and Plan of Merger, dated as of July 26, 2000, by and among the Company, Allegiant
                  Acquisition Corporation and Equality Bancorp, Inc., filed as Exhibit 1.2 to the Company's
                  Current Report on Form 8-K, dated August 1, 2000, is incorporated herein by reference.

  10.15           Agreement and Plan of Merger, dated April 30, 2001, by and between the Company and Southside
                  Bancshares Corp., filed as Exhibit 2 to the Company's Current Report on Form 8-K filed May
                  7, 2001, is hereby incorporated by reference.

  10.16           Equality Bancorp, Inc. 1993 Stock Option and Incentive Plan, filed as Exhibit 99.1 to the
                  Company's Registration Statement on Form S-8 (Reg. No. 333-44758), is incorporated herein by reference.*

  10.17           Equality Bancorp, Inc. 1997 Stock Option and Incentive Plan, filed as Exhibit 99.2 to the
                  Company's Registration Statement on Form S-8 (Reg. No. 333-44758), is incorporated herein by reference.*

  13              Portions of the 2001 Annual Report of the Company to its Shareholders are filed herewith.

  21              Subsidiaries of the Company are filed herewith.

  23              Consent of Ernst & Young LLP is filed herewith.

--------------------------
*Management contract or compensatory plan or arrangement.