Form 10-Q
period 2002-03-31
ALLEGIANT BANCORP INC/MO/
filed 2002-05-14
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                  MARCH 31, 2002
                               -----------------------------------------------



Commission file number                         0-10849
                       -------------------------------------------------------



                             ALLEGIANT BANCORP, INC.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MISSOURI                               43-1262037
 -----------------------------------  ----------------------------------------
    (State or other jurisdiction        (I.R.S. Employer Identification No.)
         of incorporation or
            organization)

                                2122 KRATKY ROAD
                            ST. LOUIS, MISSOURI 63114
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (314) 692-8200
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               /X/ Yes / / No


                                                  Number of shares
            Title of class                  outstanding as of May 1, 2002
 -----------------------------------  ----------------------------------------
    Common stock, $0.01 par value                    15,607,251

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                                 INDEX
                                                                                                               Page
PART I. FINANCIAL INFORMATION.....................................................................................1
     ITEM 1. FINANCIAL STATEMENTS.................................................................................1
         CONSOLIDATED BALANCE SHEETS - MARCH 31, 2002 AND 2001 (UNAUDITED) AND DECEMBER 31, 2001..................1
         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2002 AND 2001...............2
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2002...........3
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2002 AND 2001...........4
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................................................5
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................7
         DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES -
           THREE MONTHS ENDED MARCH 31, 2002 AND 2001............................................................10
         RATE/VOLUME ANALYSIS - THREE MONTHS ENDED MARCH 31, 2002................................................11
         INVESTMENT SECURITIES PORTFOLIO.........................................................................13
         LENDING AND CREDIT MANAGEMENT...........................................................................14
         RISK ELEMENTS - NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS.............................................15
         SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION.................................................17
         DEPOSIT LIABILITY COMPOSITION - MARCH 31, 2002 AND 2001, AND DECEMBER 31, 2001..........................18
         LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES..............................................................19
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................21
PART II. OTHER INFORMATION.......................................................................................21
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................21
         SIGNATURES..............................................................................................22
         EXHIBIT INDEX...........................................................................................23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                                                                 March 31,                     March 31,
                                                                   2002       December 31,       2001
                                                                (Unaudited)       2001        (Unaudited)
                                                                -----------   ------------    -----------
                                                                         (Dollars in thousands)
ASSETS:
Cash and due from banks...................................      $   38,174     $   56,992     $   32,922
Federal funds sold and other investments..................           9,952         14,642         45,960
Investment securities:
   Available-for-sale (at estimated market value).........         429,965        439,038        144,154
   Held-to-maturity (estimated market value of
     $20,931, $24,532 and $4,930, respectively)...........          22,023         24,599          4,864
Loans, net of allowance for loan losses of
  $17,530, $18,905 and $12,020, respectively..............       1,432,257      1,400,891        843,125
Loans held for sale.......................................          49,501         61,459         10,685
Premises and equipment ...................................          47,553         47,941         19,705
Accrued interest and other assets ........................          72,292         68,506         31,200
Cost in excess of fair value of net assets acquired.......          56,280         56,411         10,537
                                                                ----------     ----------     ----------
     Total assets.........................................      $2,157,997     $2,170,479     $1,143,152
                                                                ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non interest-bearing...................................      $  177,635     $  201,216     $   94,070
   Interest-bearing.......................................       1,292,866      1,291,351        720,811
   Certificates of deposit over $100,000..................         165,511        195,048         78,625
                                                                ----------     ----------     ----------
Total deposits............................................       1,636,012      1,687,615        893,506
                                                                ----------     ----------     ----------
Short-term borrowings.....................................          72,180         73,027         95,507
Federal Home Loan Bank advances...........................         235,850        196,191         48,626
Guaranteed preferred beneficial interests in
  subordinated debentures.................................          57,250         57,250         17,250
Accrued expenses and other liabilities....................          12,886         18,328          7,679
                                                                ----------     ----------     ----------
     Total liabilities....................................       2,014,178      2,032,411      1,062,568
                                                                ----------     ----------     ----------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized 20,000,000
     shares; issued 15,541,085 shares, 15,209,566 shares
     and 8,843,449 shares, respectively...................             160            157             94
   Capital surplus........................................         113,727        111,234         60,155
   Retained earnings......................................          30,941         27,223         18,266
   Accumulated other comprehensive income (loss)..........          (1,009)          (546)         2,069
                                                                ----------     ----------     ----------
     Total shareholders' equity...........................         143,819        138,068         80,584
                                                                ----------     ----------     ----------
     Total liabilities and shareholders' equity...........      $2,157,997     $2,170,479     $1,143,152
                                                                ==========     ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                           Three Months Ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                        2002                2001
                                                                     -----------        -----------
                                                             (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans.................................       $    24,873        $    19,636
   Investment securities......................................             5,071              2,395
   Federal funds sold and overnight investments...............                56                449
                                                                     -----------        -----------
Total interest income.........................................            30,000             22,480
                                                                     -----------        -----------

Interest expense:
   Deposits...................................................            10,646             10,686
   Short-term borrowings......................................               648              1,572
   Federal Home Loan Bank advances............................             2,466                760
   Guaranteed preferred beneficial interests
     in subordinated debentures...............................             1,372                442
                                                                     -----------        -----------
Total interest expense........................................            15,132             13,460
                                                                     -----------        -----------

Net interest income...........................................            14,868              9,020
Provision for loan losses.....................................             1,500                850
                                                                     -----------        -----------
Net interest income after provision for loan losses...........            13,368              8,170
                                                                     -----------        -----------

Other income:
   Service charges on deposits................................             1,627                956
   Net gain on sale of securities.............................                10                531
   Other income...............................................             2,425              1,270
                                                                     -----------        -----------
Total other income............................................             4,062              2,757
                                                                     -----------        -----------

Other expenses:
   Salaries and employee benefits ............................             5,604              3,596
   Occupancy and furniture and equipment......................             1,628              1,041
   Other operating expenses...................................             3,633              1,896
                                                                     -----------        -----------
Total other expenses..........................................            10,865              6,533
                                                                     -----------        -----------

Income before income taxes....................................             6,565              4,394
Provision for income taxes ...................................             1,934              1,833
                                                                     -----------        -----------

Net income....................................................       $     4,631        $     2,561
                                                                     ===========        ===========

Per share data:
   Earnings per share:
      Basic...................................................       $      0.30        $      0.29
      Diluted.................................................              0.30               0.29

   Weighted average common shares outstanding:
      Basic...................................................        15,380,960          8,824,643
      Diluted.................................................        15,675,429          8,887,050

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                                                                     Accumulated
                                                                                        Other         Total
                                                 Common    Capital     Retained     Comprehensive  Shareholders'  Comprehensive
                                                  Stock    Surplus     Earnings         Loss          Equity         Income
                                                 -------   --------    --------     -------------  -------------  -------------
                                                                              (In thousands)

Balance December 31, 2001....................     $157     $111,234     $27,223        $  (546)     $138,068
Net income...................................        -            -       4,631              -         4,631         $4,631
Change in net unrealized losses
  on available-for-sale securities...........        -            -           -           (463)         (463)          (463)
                                                                                                                     ------
Comprehensive income.........................        -            -           -              -             -         $4,168
                                                                                                                     ======
Issuance of common stock.....................        3        2,493           -              -         2,496
Dividends....................................        -            -        (913)             -          (913)
                                                  ----     --------     -------        -------      --------
Balance March 31, 2002.......................     $160     $113,727     $30,941        $(1,009)     $143,819
                                                  ====     ========     =======        =======      ========

Reclassification adjustments:
   Unrealized losses on
     available-for-sale securities...........                                   $(453)
   Less:
   Reclassification adjustment for gains
     realized included in net income.........                                      10
                                                                                -----
   Net unrealized losses on
     available-for-sale securities...........                                   $(463)
                                                                                =====


See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                       Three Months Ended
                                                                           March 31,
                                                                     ----------------------
                                                                       2002          2001
                                                                     --------      --------
                                                                         (In thousands)
OPERATING ACTIVITIES:
   Net income.....................................................   $  4,631      $  2,561
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization..............................      1,224           707
       Provision for loan losses..................................      1,500           850
       Net realized gains on securities available-for-sale........        (10)         (531)
       Net gain on sale of mortgage loans.........................          -           (29)
       Other changes in assets and liabilities:
         Accrued interest receivable and other assets.............     (2,904)        1,794
         Accrued expenses and other liabilities...................     (5,442)           46
                                                                     --------      --------
         Cash provided by (used in) operating activities..........     (1,001)        5,398
                                                                     --------      --------

INVESTING ACTIVITIES:
   Merger related recapitalization related to the
     acquisition of Equality Bancorp, Inc.........................          -          (917)
   Adjustment to cash received in acquisition of branches.........       (312)            -
   Proceeds from maturities of securities held-to-maturity........      2,576           336
   Proceeds from maturities of securities available-for-sale......     42,928        21,338
   Proceeds from sales of securities available-for-sale...........        112         3,618
   Purchase of investment securities available-for-sale...........    (34,667)      (37,406)
   Loans made to customers, net of repayments.....................    (20,908)      (31,660)
   Proceeds from sale of mortgage loans...........................          -        68,550
   Purchase of bank-owned life insurance..........................       (664)         (218)
   Additions to premises and equipment............................       (364)       (1,688)
                                                                     --------      --------
         Cash provided by (used in) investing activities..........    (11,299)       21,953
                                                                     --------      --------

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits............................    (51,603)       35,422
   Net increase (decrease) in short-term borrowings...............     39,147       (30,755)
   Repayment of long-term debt....................................       (335)          (63)
   Proceeds from issuance of common stock.........................      2,496           274
   Payment of dividends...........................................       (913)         (490)
                                                                     --------      --------
         Cash provided by (used in) financing activities..........    (11,208)        4,388
                                                                     --------      --------

   Net increase (decrease) in cash and cash equivalents...........    (23,508)       31,739
   Cash and cash equivalents, beginning of period.................     71,634        47,143
                                                                     --------      --------
   Cash and cash equivalents, end of period.......................   $ 48,126      $ 78,882
                                                                     ========      ========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and its subsidiaries. The terms "Allegiant," "company," "we," "our," and "corporation" as used in this report refer to Allegiant Bancorp, Inc. and its subsidiaries as a consolidated entity, except where it is made clear that it means only Allegiant Bancorp, Inc. Also, sometimes we refer to Allegiant Bank, Bank of Ste. Genevieve, Bank of St. Charles County and State Bank of Jefferson County, our bank subsidiaries, as the "banks."

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Comprehensive Income

         During the first quarter of 2002 and 2001, total comprehensive income amounted to $4.2 million and $3.9 million, respectively.

Acquisitions

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

         On December 12, 2001, we acquired five St. Louis County branches from Guardian Savings Bank ("Guardian") which is headquartered in Houston, Texas. In addition to the branch facilities, we assumed $109.3 million in related deposit liabilities. As a result of the Guardian branch acquisition, we recorded $2.2 million of goodwill. In accordance with current accounting standards, we will amortize this premium paid for these branches over an estimated useful life of ten years. This amortization is expected to be deductible for tax purposes. We believe the acquisition of Southside and the Guardian branches helped us to create a strategically, operationally and financially strong company that is positioned for further growth and will be able to compete effectively and offer personalized banking products and services in the St. Louis community.


Recently Issued Accounting Standards

         SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. Also, it is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their estimated useful lives. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of those tests will be on the future consolidated earnings and financial position of the Company. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of Allegiant and our subsidiaries. These forward-looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, we accept the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but we may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds in a timely manner, as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous smaller borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. All of these uncertainties, as well as others, are present in a banking operation and we caution shareholders that management's view of the future on which it prices our products, evaluates collateral, sets loan loss reserves and estimates costs of operation and regulation may prove to be other than anticipated.

         The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income and non-interest expense. Net interest income is the difference between the income we receive on our loan and investment portfolios and our cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in our loan portfolio. Non-interest income consists primarily of service charges on deposit accounts and fees for ancillary banking services and, to a lesser extent, revenues generated from our mortgage banking, securities brokerage, insurance brokerage and trust operations. Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance and other expenses. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying values of our goodwill balances to determine whether the values have been impaired. If we determine that there has been an impairment, we will recognize a charge to our earnings, which could be material.

         Our net interest income depends on the amounts and yields of interest-earning assets compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and our asset/liability management procedures in managing those changes. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of the loan portfolio and loss experience, as well as economic and market factors.

OVERVIEW

         We are a bank holding company headquartered in St. Louis, Missouri. Our bank subsidiaries, Allegiant Bank, Bank of Ste. Genevieve, Bank of
St. Charles County and State Bank of Jefferson County, offer full-service banking and personal trust services to individuals, commercial business and municipalities in the St. Louis metropolitan area. Our services include commercial, real estate and installment loans, checking, savings and time deposit accounts, personal trust and other fiduciary services and other financial services such as securities brokerage, insurance and safe deposit boxes. As of March 31, 2002, we reported, on a consolidated basis, total assets of $2.2 billion, loans of $1.4 billion, deposits of $1.6 billion and shareholders' equity of $143.8 million.

         Since our inception in 1989, we have grown rapidly through a combination of internal growth and acquisitions of other financial institutions. Our internal growth has been achieved by positioning Allegiant as one of the leading St. Louis community banking operations. We have supplemented our growth by acquiring 31 branch locations in our community from four different thrifts and another banking organization. Our primary goals have been to expand our branch network in the St. Louis market while increasing our earnings per share. We have also acquired a mortgage company and an asset management firm. In December 1998, we sold four branches located in more rural markets in northeast Missouri, in order to focus our operations exclusively in the St. Louis metropolitan area. In November 2000, we acquired Equality Bancorp, Inc. a community-based thrift holding company with seven branches in the St. Louis area and total assets of approximately $300.4 million. As a continuation of our acquisition and growth strategies, in September 2001, we acquired Southside Bancshares Corp., another community-based bank holding company serving the St. Louis area, with total assets of approximately $804.9 million. In addition, on December 12, 2001, we acquired five St. Louis branch facilities from Guardian Savings Bank and assumed approximately $109.3 million in related deposit liabilities.

         Since the beginning of 1998, we have focused on improving the profitability of our banking operations. As a result, we have reduced the amount of one- to four-family mortgages we hold in our loan portfolio and have increased our amount of higher yielding commercial loans. We have hired more than 20 banking professionals averaging more than 10 years of experience in the St. Louis metropolitan area to help grow our commercial loans and deposits. We have also implemented company-wide cost-control efforts to enhance efficiencies throughout our operations. These steps taken since the beginning of 1998 have improved our efficiency, return on average assets, return of average equity and earnings per share.

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

RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 2002 was $4.63 million, a 81% increase over the $2.56 million earned for the first quarter of 2001. Basic earnings per share were $0.30 for the first quarter of 2002 compared to $0.29 for the first quarter of 2001. Diluted earnings per share increased 3.5% to $0.30 for the first quarter of 2002 compared to $0.29 for the first quarter of 2001. The annualized return on average assets for the first quarter of 2002 was 0.86%, compared to the 0.91% annualized return on average assets reported for the first quarter of 2001. The return on average equity on an annualized basis was 13.1% for the first quarter of 2002 compared to 12.8% for the first quarter of 2001.

         As a result of newly effective accounting pronouncements, we have discontinued the amortization of goodwill in 2002 and will periodically determine whether the carrying value of our goodwill is impaired. As required by these pronouncements, we continue to amoritze core deposit premiums and other identifiable intangibles as a noncash charge that increases our operating expenses. Intangible asset amortization included as an operating expense totaled $443,000 (including $147,000 of pre-2002 goodwill related to the premium paid on the acquisition of thrift deposits) and $237,000 for the three-month periods ended March 31, 2002 and 2001, respectively. Cash net income, which adjusts earnings to exclude amortization, was $5.1 million and $2.8 million for the quarters ended March 31, 2002 and 2001, respectively. Basic cash earnings per share increased to $0.33 in the first quarter of 2002 compared to $0.32 in the first quarter of 2001. Diluted cash earnings per share increased to $0.32 in the recently completed quarter compared to $0.31 in the 2001 period.

         Total assets at March 31, 2002 were $2.16 billion and reflected an 89% increase from March 31, 2001. Total loans increased to $1.4 billion and total deposits increased to $1.6 billion at March 31, 2002.

         Net Interest Income. Net interest income for the three months ended March 31, 2002 was $14.9 million, a 65% increase compared to the $9.0 million reported for the first quarter of 2001. This $5.9 million increase was attributable to an increase of $912 million in average earning assets primarily from our September 2001 acquisition of Southside Bancshares Corp. The $7.5 million increase in interest income was partially offset by a $1.7 million increase in interest expense. The increase in interest expense was the result of an $865 million increase in average interest-bearing liabilities partially offset by a decrease of 233 basis points in the average interest rate paid between the periods.

         Net interest margin for the first quarter of 2002 decreased 42 basis points compared to the first quarter of 2001. The earning assets yield decreased 251 basis points while the overall interest rate paid on interest-bearing liabilities decreased 233 basis points. The net interest spread decreased 18 basis points comparing the first quarter 2002 to the first quarter 2001. The decreases in the net interest margin and spread were the result of the sharp drop in general interest rates in the beginning of 2001 and the yields on assets decreasing more rapidly than the interest rates on liabilities.

         Interest expense on deposits decreased $40,000 due to a $700 million increase in average interest-bearing deposits that was offset by a decrease in the rate paid on deposits from 5.52% in the first quarter of 2001 to 2.91% for the comparable period in 2002. The growth in our deposit base was primarily the result of the Southside acquisition.

         Interest expense on other interest-bearing liabilities increased $1.7 million in the first quarter of 2002 compared to the first quarter of 2001. Average short- and long-term borrowings also increased $165.7 million in the first three months of 2002 compared to the year earlier quarter. The average rate on short-term borrowings decreased 288 basis points while the rate paid on long-term borrowings decreased 121 basis points in the first quarter of 2002 compared to the first quarter of 2001.

         The following table sets forth the condensed average balance sheets for the periods reported. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported.

               DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                  Three Months Ended March 31,
                                               --------------------------------------------------------------------
                                                             2002                               2001
                                               -------------------------------   ---------------------------------
                                                Average    Int. Earned/  Yield/     Average    Int. Earned/  Yield/
                                                Balance       Paid       Rate       Balance       Paid        Rate
                                               ----------  ------------  ------   ------------  -----------  ------
Assets                                                                  (Dollars in thousands)
Interest-earning assets:
   Loans (1) (3).............................  $1,480,520    $24,873      6.81%    $  872,191     $19,636     9.13%
   Taxable investment securities.............     427,296      4,703      4.46        134,709       2,315     6.97
   Non-taxable investment securities (2).....      35,780        368      4.17          5,541          80     5.86
   Federal funds sold and other
     investments.............................      14,528         56      1.56         33,218         449     5.48
                                               ----------    -------               ----------     -------
      Total interest-earning assets..........   1,958,124     30,000      6.21      1,045,659      22,480     8.72
                                               ----------    -------               ----------     -------

Non interest-earning assets:
   Cash and due from banks...................      41,763                              30,509
   Premises and equipment....................      48,107                              19,358
   Other assets..............................     126,014                              42,728
   Allowance for loan losses.................     (18,709)                            (11,604)
                                               ----------                           ---------
      Total assets...........................  $2,155,299                          $1,126,650
                                               ==========                          ==========

Liabilities and shareholders' equity
Interest-bearing liabilities:
   Money market/NOW accounts.................  $  417,694    $ 1,693      1.64%    $  207,110     $ 2,152     4.21%
   Savings deposits..........................     203,563      1,518      3.02         27,653         139     2.04
   Certificates of deposit...................     594,610      4,636      3.16        424,700       6,498     6.21
   Certificates of deposit over $100,000.....     181,972      1,704      3.80         80,132       1,128     5.71
   IRA certificates..........................      87,242      1,095      5.09         45,984         769     6.78
                                               ----------    -------               ----------     -------
      Total interest-bearing deposits........   1,485,081     10,646      2.91        785,579      10,686     5.52
                                               ----------    -------               ----------     -------

   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings..............................      86,578        648      3.04        107,653       1,572     5.92
   Other borrowings..........................     195,437      2,466      5.12         48,669         760     6.33
   Guaranteed preferred beneficial
     interests in subordinated debentures....      57,250      1,372      9.72         17,250         442    10.39
                                               ----------    -------               ----------     -------
      Total interest-bearing liabilities.....   1,824,346     15,132      3.36        959,151      13,460     5.69
                                               ----------    -------               ----------     -------

Non interest-bearing liabilities and equity:
   Demand deposits...........................     171,624                              79,540
   Other liabilities.........................      17,479                               8,052
   Shareholders' equity......................     141,850                              79,907
                                               ----------                          ----------
      Total liabilities and shareholders'
       equity................................  $2,155,299                          $1,126,650
                                               ==========                          ==========
   Net interest income.......................                $14,868                              $ 9,020
                                                             =======                              =======

Net interest spread..........................                             2.85%                               3.03%
Net interest margin..........................                             3.08                                3.50

----------------------
(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax-equivalent yield.
(3) Interest income includes loan origination fees.

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

                                            RATE/VOLUME ANALYSIS

                                                                        Quarter Ended March 31, 2002
                                                                               Compared to the
                                                                        Quarter Ended March 31, 2001
                                                                --------------------------------------------
                                                                Volume             Rate           Net Change
                                                                -------           -------         ----------
                                                                               (In thousands)
Interest earned on:
Loans.....................................................      $11,152           $(5,915)         $ 5,237
Taxable investment securities.............................        3,479            (1,091)           2,388
Non-taxable investment securities.........................          319               (31)             288
Federal funds sold and other investments..................         (173)             (220)            (393)
                                                                -------           -------          -------
     Total interest income................................       14,777            (7,257)           7,520
                                                                -------           -------          -------

Interest paid on:
Money market/NOW accounts.................................        1,353            (1,812)            (459)
Savings deposits..........................................        1,284                95            1,379
Certificates of deposit...................................        2,030            (3,892)          (1,862)
Certificates of deposit over $100,000.....................        1,054              (478)             576
IRA certificates..........................................          555              (229)             326
Federal funds purchased, repurchase agreements and
  other short-term borrowings.............................         (266)             (658)            (924)
Other borrowings..........................................        1,879              (173)           1,706
Guaranteed preferred beneficial interests
  in subordinated debentures..............................          961               (31)             930
                                                                -------           -------          -------
     Total interest expense...............................        8,850            (7,178)           1,672
                                                                -------           -------          -------

     Net interest income..................................      $ 5,927           $   (79)         $ 5,848
                                                                =======           =======          =======

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

         Other Income. Other income increased 47% to $4.1 million in the first quarter of 2002 compared to $2.8 million for the three months ended March 31, 2001.

         Service charge income for the three-month period ended March 31, 2002 increased $671,000 or 70%, compared to the first quarter of 2001. This increase was attributable to an increased deposit base and our focus on revenue enhancement programs. Gains on the sales of securities decreased to $10,000 for the quarter ended March 31, 2002 from $531,000 for the comparable period in 2001.

         For the quarter ended March 31, 2002 mortgage banking revenue was $829,000 compared to $490,000 for the quarter ended March 31, 2001. The change was the result of a significant increase in mortgage refinancings and the November 2000 acquisition of Equality's mortgage subsidiary. Income on bank owned life insurance increased to $612,000 for the three months ended March 31, 2002 compared to $223,000 for the three months ended March 31, 2001, primarily due to the Southside acquisition.

         Other Expenses. For the three months ended March 31, 2002 compared to the first quarter of 2001, other expenses increased 68%, to $10.9 million from $6.5 million. The increased expenses reflected the expenses related to operating the branches acquired in our business combination with Southside in September 2001, as well as the five St. Louis branches acquired from Guardian Savings in December 2001.

         Salaries and employee benefits increased 56% to $5.6 million for the three months ended March 31, 2002 compared to $3.6 million for the three months ended March 31, 2001. We had 571 full-time equivalent employees at March 31, 2002 compared to 300 full-time equivalent employees at March 31, 2001. Total annualized cost per full-time equivalent employee was $39,257 for the three months ended March 31, 2002 compared to $47,947 for the corresponding period of 2001.

         Expenses associated with premises and equipment increased $272,000 for the three-month period ended March 31, 2002 compared to the first quarter of 2001, with occupancy expense increasing $315,000. These increases were primarily due to the additional costs associated with operating the Southside and Guardian branches acquired in 2001.

         Our efficiency ratio was 57% for the quarter ended March 31, 2002 compared to 56% for the first quarter of 2001.

         Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities at the time of purchase into one of these two categories. At March 31, 2002, held-to-maturity securities amounted to $22.0 million representing those securities we intended to hold to maturity. Securities designated as available-for-sale totaled $430.0 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

         For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At March 31, 2002, the securities portfolio totaled $452.0 million, a decrease of $11.6 million from December 31, 2001. We maintain a conventional short-term laddered portfolio investment strategy to provide adequate liquidity while minimizing interest rate risk.

         The carrying values of the securities portfolio at the dates indicated were as follows:

                               INVESTMENT SECURITIES PORTFOLIO
                                                     March 31,     December 31,     March 31,
                                                       2002            2001           2001
                                                     --------      ------------     --------
                                                                 (In thousands)
U.S. government and agency securities.............   $141,096        $133,514       $ 38,800
State and municipal securities....................     36,759          38,458          8,557
Mortgage-backed securities........................    242,145         259,912         87,545
Federal Home Loan Bank stock......................     15,287          15,228          9,463
Other securities..................................     16,701          16,525          4,653
                                                     --------        --------       --------
Total investment securities.......................   $451,988        $463,637       $149,018
                                                     ========        ========       ========

         Loans. Loans historically have been the primary component of earning assets. At March 31, 2002, loans totaled $1.45 billion, an increase of 2% from year-end 2001. Substantially all of these loans were originated in our market area. At March 31, 2002, we had no foreign loans and only a minimal amount of participations purchased.

         Multi-family and commercial real estate mortgage loans showed the largest increase of $41.7 million during the first quarter of 2002. The increase in these loans reflected our efforts to grow our commercial real estate loan portfolio, including loans originated by our expanded commercial lending staff. Multi-family and commercial real estate mortgage loans comprised 44.8% of the portfolio at March 31, 2002 and at year-end 2001. Consumer loans decreased $13.4 million or 16.8% as our lending focus continues to be weighted more toward commercial loans.

         The following table summarizes the composition of our loan portfolio at the dates indicated:

                                            LENDING AND CREDIT MANAGEMENT
                                               March 31,                December 31,                 March 31,
                                                 2002                       2001                       2001
                                         ---------------------      ---------------------       -------------------
                                                      Percent                    Percent                   Percent
                                           Amount     of Total        Amount     of Total        Amount    of Total
                                         ----------   --------      ----------   --------       --------   --------
                                                                  (Dollars in thousands)
Commercial, financial,
  agricultural, municipal and
  industrial development.............    $  257,312     17.75%      $  255,181     17.97%       $178,301    20.85%
Real estate - construction...........       168,974     11.66          164,831     11.61         129,823    15.18
Real estate - mortgage:
   One- to four-family residential...       309,083     21.32          313,547     22.08         199,104    23.28
   Multi-family and commercial.......       649,241     44.77          607,550     42.79         311,814    36.46
Consumer and other...................        66,377      4.58           79,749      5.62          36,836     4.31
Less unearned income.................        (1,200)    (0.08)          (1,062)    (0.07)           (733)   (0.08)
                                         ----------    ------       ----------    ------        --------   ------
     Total loans(1)..................    $1,449,787    100.00%      $1,419,796    100.00%       $855,145   100.00%
                                         ==========    ======       ==========    ======        ========   ======

----------------------
(1)      We had no outstanding foreign loans at the dates reported.

         Asset Quality. Nonperforming assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; loans past due 90 days or more as to principal or interest; and other real estate owned. Nonperforming assets decreased to $17.3 million at March 31, 2002 compared to $20.1 million at December 31, 2001. At March 31, 2002, nonperforming assets represented 0.80% of total assets compared to 0.93% at December 31, 2001. Non-accrual loans totaled $15.3 million at March 31, 2002 compared to $14.5 million at December 31, 2001. During the first quarter of 2002, we received principal reductions totaling $2.1 million on two of these credits and their remaining balance of $3.2 million returned to performing assets. A third credit totaling $1.1 million was charged off in March 2002, but we expect that a significant portion of this credit will be recovered during 2002. Three of the remaining four relationships from year-end were acquired from Southside. During the first quarter of 2002, we added one significant loan relationship totaling $3.5 million to nonperforming assets. We expect the deficiencies in this loan relationship to be addressed prior to the end of 2002. We continue to work aggressively to collect all nonperforming assets.

         We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the bank's internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses.

         The following table summarizes, at the date presented, nonperforming assets by category:

                           RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                        March 31,       December 31,       March 31,
                                                                          2002              2001             2001
                                                                        ---------       ------------       ---------
                                                                                  (Dollars in thousands)
Commercial, financial, agricultural, municipal and
  industrial development:
     Past due 90 days or more...................................         $ 1,095          $   196           $  636
     Non-accrual................................................           5,518            1,118              220
     Restructured terms.........................................               -               54                -

Real estate - construction
     Past due 90 days or more...................................               -                -              302
     Non-accrual................................................              90            2,622            4,438
     Restructured terms.........................................               -                -                -

Real estate - mortgage
   One- to four-family residential
     Past due 90 days or more...................................             460            1,050              473
     Non-accrual................................................           1,669            1,698              982
     Restructured terms.........................................               -                -                -
   Multi-family and commercial
     Past due 90 days or more...................................               -            3,643               28
     Non-accrual................................................           7,689            8,892              221
     Restructured terms.........................................               -                -                -

Consumer and other, net of unearned income:
     Past due 90 days or more...................................             171              222               93
     Non-accrual................................................             309              215               20
     Restructured terms.........................................               -                -              125
                                                                         -------          -------           ------

Total nonperforming loans.......................................          17,001           19,710            7,538

Other real estate...............................................             280              370              301
                                                                         -------          -------           ------

Total nonperforming assets......................................         $17,281          $20,080           $7,839
                                                                         =======          =======           ======

Ratios:
   Nonperforming loans to total loans outstanding...............            1.17%            1.39%            0.88%
   Nonperforming assets to total assets.........................            0.80             0.93             0.69
   Nonperforming loans to shareholders' equity..................           11.82            14.28             9.35
   Allowance for loan losses to total loans.....................            1.22             1.33             1.40
   Allowance for loan losses to nonperforming loans.............          103.11            95.92           159.46

         Allowance for Loan Losses. The provision for loan losses was $1.5 million during the first three months of 2002 compared to $850,000 for the first quarter of 2001. Net charge-offs were $2.9 million for the three months ended March 31, 2002 compared to $263,000 for the first quarter of 2001. Net charge-offs for the first three months of 2002 represented 0.19% of average loans, compared to 0.03% for the first three months of 2001.

         The allowance for loan losses totaled $17.5 million at March 31, 2002 compared to $18.9 million at December 31, 2001 and to $12.0 million at March 31, 2001. As a percentage of loans outstanding, the allowance represented 1.22% of loans at March 31, 2002 compared to 1.33% at December 31, 2001, and 1.40% at March 31, 2001.

         The higher provision and net charge-offs were the result of our efforts to identify and recognize potential losses in our loan portfolio. Since 1998, we have changed the composition of the loan portfolio and shifted our lending focus to higher yielding commercial relationships. This shift, while providing higher earnings potential, does entail greater risk than traditional residential mortgage loans. Specific allowances have been increased on certain commercial real estate loans based on individual reviews of these loans and our estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us.

         The allowance for loan losses is provided at a level considered adequate to provide for potential losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio, evaluation of potential problem loans identified based on existing circumstances known to management and recent loan loss experience. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be very high and that our allowance is adequate to absorb potential losses inherent in the portfolio at March 31, 2002.

         The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

             SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                         Three Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                          2002         2001
                                                                       ----------    --------
                                                                       (Dollars in thousands)
Allowance for loan losses (beginning of period).................       $   18,905    $ 11,433
Loans charged off:
   Commercial, financial, agricultural,
     municipal and industrial development.......................             (976)        (96)
   Real estate - construction...................................           (1,127)       (400)
   Real estate - mortgage:
      One- to four-family residential...........................             (403)          -
      Multi-family and commercial...............................             (121)         38
   Consumer and other...........................................             (365)        (15)
                                                                       ----------    --------
Total loans charged off.........................................           (2,992)       (473)
                                                                       ----------    --------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
     municipal and industrial development.......................               34          19
   Real estate - construction...................................                -           -
   Real estate - mortgage:
      One- to four-family residential...........................                -         157
      Multi-family and commercial...............................                -          31
   Consumer and other...........................................               83           3
                                                                       ----------    --------
Total recoveries................................................              117         210
                                                                       ----------    --------

Net loans charged off...........................................           (2,875)       (263)
                                                                       ----------    --------
Provision for loan losses.......................................            1,500         850
                                                                       ----------    --------
Allowance for loan losses (end of period).......................       $   17,530    $ 12,020
                                                                       ==========    ========

Loans outstanding:
    Average.....................................................       $1,480,520    $872,191
    End of period...............................................        1,432,257     843,125

Ratios:
    Net charge-offs to average loans............................             0.19%       0.03%
    Net charge-offs to provision for loan losses................           191.67       30.94
    Provision for loan losses to average loans .................             0.10        0.10
    Allowance for loan loss to total loans......................             1.22        1.40

         Deposits. Total deposits increased $742.5 million or 83%, at March 31, 2002 compared to March 31, 2001. The increase in deposits was primarily the result of the Southside acquisition. Non interest-bearing deposits totaled $177.6 million at March 31, 2002. We have been successful in expanding our deposit base while maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.

         The following table summarizes deposits as of the dates indicated:


                                     DEPOSIT LIABILITY COMPOSITION

                                 March 31,               December 31,              March 31,
                                   2002                     2001                     2001
                           ----------------------   ---------------------    --------------------
                                         Percent                 Percent                 Percent
                             Amount      of Total     Amount     of Total     Amount     of Total
                           ----------    --------   ----------   --------    --------    --------
                                                    (Dollars in thousands)
Demand deposits..........  $  177,635     10.86%    $  201,216     11.92%    $ 94,070      10.53%
NOW accounts.............     124,364      7.60        113,887      6.75       36,458       4.08
Money market accounts....     295,642     18.07        301,648     17.87      175,280      19.62
Savings deposits.........     220,424     13.47        185,652     11.00       28,340       3.17
Certificates of deposit..     566,421     34.62        602,295     35.69      433,880      48.56
Certificates of deposit
  over $100,000..........     165,511     10.12        195,048     11.56       78,625       8.80
IRA certificates.........      86,015      5.26         87,869      5.21       46,853       5.24
                           ----------    ------     ----------    ------     --------     ------
     Total deposits        $1,636,012    100.00%    $1,687,615    100.00%    $893,506     100.00%
                           ==========    ======     ==========    ======     ========     ======

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

         Liquidity Management. Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. In addition, we periodically raise funds through brokered certificates of deposit. Both of these elements contributed to developing and maintaining our long-term liquidity. Our capital position has been maintained through earnings retention and raising of capital. See "Capital Resources."

         Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings as well as being a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to transact repurchase agreements using those securities.

         We anticipate continued loan demand in our market area as the banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $411.0 million secured credit facility with the Federal Home Loan Bank, under which $235.9 million and $196.2 million was outstanding at March 31, 2002 and December 31, 2001, respectively. We continue to utilize Federal Home Loan Bank borrowings to fund loan growth while systematically building our deposit base. We anticipate similar use of the Federal Home Loan Bank credit facility in the foreseeable future.

         Our assets and deposits remained relatively the same from December 31, 2001 to March 31, 2002. We strive to grow our core deposits while utilizing the Federal Home Loan Bank, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity in view of expected future needs.

         Capital Resources. Total shareholders' equity was $143.8 million at March 31, 2002, compared to $138.1 million at year-end 2001. The increase in total equity was primarily the result of earnings retention and $2.5 million in options exercised for our common stock.

         Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. Our subsidiary banks also utilize their borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $36.5 million as of March 31, 2002, and matures in September 2002 at which time we expect to renew this term loan. Allegiant Bank also utilizes its borrowing capacity with the Federal Home Loan Bank.

         From time to time, we have purchased brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. We have not had any brokered deposits since May 2001, but we may use brokered deposits in the future as a source of liquidity.

         Dividends paid during the first quarter of 2002 were $0.065 per share, an increase of 8% compared to the $0.06 per share paid in April 2001 for the first quarter of 2001. Our dividend payout ratio was 19.7% in the first quarter of 2002.

         We also analyze our capital and the capital position of our banks in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of March 31, 2002, we and our subsidiaries met all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

         As of March 31, 2002, December 31, 2001 and March 31, 2001, Allegiant's and Allegiant Bank's capital ratios were as follows:

                                        March 31, 2002               December 31, 2001            March 31, 2001
                                  --------------------------   --------------------------   --------------------------
                                  Allegiant   Allegiant Bank   Allegiant   Allegiant Bank   Allegiant   Allegiant Bank
                                  ---------   --------------   ---------   --------------   ---------   --------------
Total capital
   (to risk-weighted assets)...     10.15%        10.49%         10.01%        10.48%         10.97%          11.92%
Tier 1 capital
   (to risk-weighted assets)...      8.50          9.39           8.11          9.62           9.71           10.67
Tier 1 capital
   (to average assets).........      6.51          7.29           6.32          7.62           7.66            8.39


         As of March 31, 2002, our other three subsidiary banks had the following capital ratios:

                                         Bank of                   State Bank of                   Bank of
                                     Ste. Genevieve              Jefferson County            St. Charles County
                                     --------------              ----------------            ------------------
Total capital
   (to risk-weighted assets)...           21.82%                      15.76%                       14.03%
Tier 1 capital
   (to risk-weighted assets)...           20.59                       14.75                        13.05
Tier 1 capital
   (to average assets).........           12.41                        9.71                        10.70

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits: See Exhibit Index attached hereto.

b) Reports on Form 8-K:
     No reports on Form 8-K were filed during the quarter ended
     March 31, 2002.

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

                                   ALLEGIANT BANCORP, INC.



May 14, 2002                       By:/s/ Thomas A. Daiber
                                      ----------------------------------------
                                      Thomas A. Daiber, Executive Vice
                                        President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION
-----------        -----------
   11.1            Computation of Earnings Per Share