Form 10-Q
period 2002-06-30
ALLEGIANT BANCORP INC/MO/
filed 2002-08-13
CIK 703970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                      JUNE 30, 2002
                               ------------------------------------------------



Commission file number                                 0-10849
                       --------------------------------------------------------



                            ALLEGIANT BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MISSOURI                                 43-1262037
------------------------------------------    ---------------------------------
       (State or other jurisdiction                   (I.R.S. Employer
            of incorporation or                      Identification No.)
               organization)

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    |X| Yes    | | No


                                                      Number of shares
           Title of class                     outstanding as of August 1, 2002
-----------------------------------------    ----------------------------------
      Common stock, $0.01 par value                       15,881,661

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                            INDEX
                                                                                         Page


PART I.   FINANCIAL INFORMATION.............................................................1
     ITEM 1.   FINANCIAL STATEMENTS.........................................................1
         CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 30, 2002 AND 2001 (UNAUDITED)
           AND DECEMBER 31, 2001............................................................1
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS
           AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001......................................2
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) - SIX MONTHS
           ENDED JUNE 30, 2002..............................................................3
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED
           JUNE 30, 2002 AND 2001...........................................................4
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............................5
     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................................7
         DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
           INTEREST RATES - THREE MONTHS ENDED JUNE 30, 2002 AND 2001......................11
         DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
           INTEREST RATES - SIX MONTHS ENDED JUNE 30, 2002 AND 2001........................12
         RATE/VOLUME ANALYSIS - QUARTER ENDED JUNE 30, 2002 AND SIX MONTHS ENDED
           JUNE 30, 2002...................................................................13
         INVESTMENT SECURITIES PORTFOLIO...................................................15
         LENDING AND CREDIT MANAGEMENT.....................................................16
         RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS......................18
         SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION...........................20
         DEPOSIT LIABILITY COMPOSITION.....................................................21
         LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES........................................22
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................24
PART II.  OTHER INFORMATION................................................................24
     ITEM 4.  SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................24
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................25
         SIGNATURES........................................................................26
         EXHIBIT INDEX.....................................................................27
           EXHIBIT 11.1 COMPUTATION OF EARNINGS PER SHARE..................................28
           EXHIBIT 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER...........................29
           EXHIBIT 99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER...........................30

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30,        December 31,        June 30,
                                                                    2002              2001              2001
                                                                (Unaudited)                         (Unaudited)
                                                                -----------       ------------      -----------
                                                                             (Dollars in thousands)
ASSETS:
Cash and due from banks...................................      $    41,963       $    56,992       $    30,168
Federal funds sold and other investments..................            9,902            14,642             8,964
Investment securities:
   Available-for-sale (at estimated market value).........          435,408           439,038           157,807
   Held-to-maturity (estimated market value of
     $19,209, $24,532 and $4,580, respectively)...........           19,040            24,599             4,618
   Loans, net of allowance for loan losses of
     $18,314, $18,905 and $12,368, respectively...........        1,493,181         1,400,891           872,217
Loans held for sale.......................................           45,611            61,459            16,739
Premises and equipment....................................           47,084            47,941            19,219
Accrued interest and other assets.........................           72,259            68,506            36,944
Cost in excess of fair value of net assets acquired.......           55,837            56,411            10,300
                                                                -----------       -----------       -----------
     Total assets.........................................      $ 2,220,285       $ 2,170,479       $ 1,156,976
                                                                ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing...................................      $   175,933       $   201,216       $    89,571
   Interest bearing.......................................        1,262,661         1,291,351           681,498
   Certificates of deposit of $100,000 or more............          164,976           195,048           100,741
                                                                -----------       -----------       -----------
     Total deposits.......................................        1,603,570         1,687,615           871,810
                                                                -----------       -----------       -----------
Short-term borrowings.....................................           83,586            73,027            34,239
Federal Home Loan Bank advances...........................          305,784           196,191           145,034
Guaranteed preferred beneficial interests in
   Subordinated debentures................................           57,250            57,250            17,250
Accrued expenses and other liabilities....................           16,414            18,328             4,531
                                                                -----------       -----------       -----------
     Total liabilities....................................        2,066,604         2,032,411         1,072,864
                                                                -----------       -----------       -----------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized 20,000,000
     shares; issued 15,847,511 shares, 15,209,566 shares
     and 8,976,306 shares, respectively...................              162               157                95
   Capital surplus........................................          115,326           111,234            61,371
   Retained earnings......................................           35,003            27,223            20,545
   Accumulated other comprehensive income (loss)..........            3,190              (546)            2,101
                                                                -----------       -----------       -----------
     Total shareholders' equity...........................          153,681           138,068            84,112
                                                                -----------       -----------       -----------
     Total liabilities and shareholders' equity...........      $ 2,220,285       $ 2,170,479       $ 1,156,976
                                                                ===========       ===========       ===========

See Notes to Condensed Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                       June 30,
                                                           -------------------------      --------------------------
                                                                (In thousands, except share and per share data)
                                                               2002          2001             2002           2001
                                                           -----------    ----------      -----------     ----------
Interest income:
   Interest and fees on loans.........................     $    25,303     $   18,693     $    50,175     $   38,329
   Investment securities..............................           5,274          2,469          10,345          4,864
   Federal funds sold and overnight investments.......              63            359             119            808
                                                           -----------     ----------     -----------     ----------
     Total interest income............................          30,640         21,521          60,639         44,001
                                                           -----------     ----------     -----------     ----------

Interest expense:
   Deposits...........................................           9,611          9,919          20,258         20,604
   Short-term borrowings..............................           1,098          1,448           1,746          3,020
   Federal Home Loan Bank advances....................           2,490            986           4,955          1,746
   Guaranteed preferred beneficial interests in
     subordinated debentures..........................           1,372            442           2,743            885
                                                           -----------     ----------     -----------     ----------
     Total interest expense...........................          14,571         12,795          29,702         26,255
                                                           -----------     ----------     -----------     ----------

Net interest income...................................          16,069          8,726          30,937         17,746
Provision for loan losses.............................           2,000            850           3,500          1,700
                                                           -----------     ----------     -----------     ----------
Net interest income after provision
   for loan losses....................................          14,069          7,876          27,437         16,046
                                                           -----------     ----------     -----------     ----------

Other income:
   Service charges on deposits........................           1,769            992           3,396          1,947
   Net gain on sale of securities.....................           1,683            383           1,692            915
   Other income.......................................           2,511          1,994           4,936          3,264
                                                           -----------     ----------     -----------     ----------
     Total other income...............................           5,963          3,369          10,024          6,126
                                                           -----------     ----------     -----------     ----------

Other expenses:
   Salaries and employee benefits.....................           6,166          3,903          11,770          7,499
   Occupancy and furniture and equipment..............           1,796            999           3,424          2,040
   Other operating expenses...........................           4,095          2,049           7,728          3,945
                                                           -----------     ----------     -----------     ----------
     Total other expenses.............................          12,057          6,951          22,922         13,484
                                                           -----------     ----------     -----------     ----------

Income before income taxes............................           7,975          4,294          14,539          8,688
Provision for income taxes............................           2,895          1,490           4,829          3,323
                                                           -----------     ----------     -----------     ----------
     Net Income.......................................     $     5,080     $    2,804     $     9,710     $    5,365
                                                           ===========     ==========     ===========     ==========

Per share data:
   Earnings per share:
     Basic............................................     $      0.32     $     0.31     $      0.62     $     0.60
     Diluted..........................................            0.32           0.31            0.61           0.60
   Weighted average common shares oustanding:
     Basic............................................      15,698,542      8,912,501      15,538,832      8,868,572
     Diluted..........................................      16,088,947      8,977,700      15,882,188      8,932,375

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                            Accumulated
                                                                               Other            Total
                                       Common      Capital     Retained    Comprehensive   Shareholders'    Comprehensive
                                        Stock      Surplus     Earnings     Gain (Loss)        Equity           Income
                                     ---------   -----------  ---------    -------------   -------------    -------------
                                                                        (In thousands)
Balance December 31, 2001......      $     157   $   111,234  $  27,223     $      (546)   $    138,068
Net income.....................              -             -      9,710               -           9,710      $     9,710
Change in net unrealized gains
   (losses) on available-for-
   sale securities.............              -             -          -           3,736           3,736            3,736
                                                                                                             -----------
Comprehensive income...........              -             -          -               -               -      $    13,446
                                                                                                             ===========
Issuance of common stock.......              5         4,092          -               -           4,097
Dividends......................              -             -     (1,930)              -          (1,930)
                                     ---------   -----------  ---------     -----------    ------------
Balance June 30, 2002..........      $     162   $   115,326  $  35,003     $     3,190    $    153,681
                                     =========   ===========  =========     ===========    ============


Reclassification adjustments:
Unrealized gains on
   available-for-sale securities                                            $     5,428
Less:
   Reclassification adjustment for
     gains realized included in net
       income..................                                                   1,692
                                                                            -----------
Net unrealized gains on
   available-for-sale securities                                            $     3,736
                                                                            ===========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                        -------------------------
                                                                           2002           2001
                                                                        ----------     ----------
                                                                             (In thousands)
OPERATING ACTIVITIES:
   Net income....................................................       $    9,710     $    5,365
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization.............................            2,520          1,435
       Provision for loan losses.................................            3,500          1,700
       Net gain on sale of fixed assets..........................              (67)             -
       Net realized gains on securities available-for-sale.......           (1,692)          (915)
       Net gain on sale of mortgage loans........................                -            (20)
       Other changes in assets and liabilities:
         Accrued interest receivable and other assets............           (4,518)         1,322
         Accrued expenses and other liabilities..................           (1,914)        (3,102)
                                                                        ----------     ----------
           Cash provided by operating activities.................            7,539          5,785
                                                                        ----------     ----------

INVESTING ACTIVITIES:
   Merger-related recapitalization related to the acquisition
     of Equality Bancorp, Inc....................................                -           (922)
   Adjustment to cash received in acquisition of branches........             (312)             -
   Proceeds from maturities of securities held-to-maturity.......            5,559            582
   Proceeds from maturities of securities available-for-sale.....           69,854         35,778
   Proceeds from sales of securities available-for-sale..........           81,638          5,127
   Purchase of investment securities available-for-sale..........         (140,432)       (66,576)
   Loans made to customers, net of repayments....................          (79,942)       (66,547)
   Proceeds from sale of mortgage loans..........................                -         67,432
   Purchase of bank-owned life insurance.........................           (1,237)        (5,506)
   Additions to premises and equipment...........................             (710)        (1,693)
                                                                        ----------     ----------
           Cash used in investing activities.....................          (65,582)       (32,325)
                                                                        ----------     ----------

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits...........................          (84,045)        13,726
   Net increase (decrease) in short-term borrowings..............          120,533        (30,523)
   Increase in long-term debt....................................                -         35,000
   Repayment of long-term debt...................................             (381)          (155)
   Proceeds from issuance of common stock........................            4,097          1,496
   Payment of dividends..........................................           (1,930)        (1,015)
                                                                        ----------     ----------
           Cash provided by financing activities.................           38,274         18,529
                                                                        ----------     ----------

   Net decrease in cash and cash equivalents.....................          (19,769)        (8,011)
   Cash and cash equivalents, beginning of period................           71,634         47,143
                                                                        ----------     ----------
   Cash and cash equivalents, end of period......................       $   51,865     $   39,132
                                                                        ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and its subsidiaries. The terms "Allegiant," "company," "we," "our," and "corporation" as used in this report refer to Allegiant Bancorp, Inc. and its subsidiaries as a consolidated entity, except where we clearly indicate that it means only Allegiant Bancorp, Inc. Also, sometimes we refer to Allegiant Bank, Bank of Ste. Genevieve and State Bank of Jefferson County, our bank subsidiaries, as the "banks."

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Comprehensive Income

         During the second quarter of 2002 and 2001, total comprehensive income amounted to $9.2 million and $2.8 million, respectively. Year-to-date comprehensive income for the first half of 2002 and 2001 was $13.4 million and $6.7 million, respectively.

Acquisitions

         On September 28, 2001, we acquired Southside Bancshares Corp. ("Southside"). Before the acquisition, Southside was a bank holding company with four subsidiary banks in and around St. Louis, Missouri, which at closing reported consolidated total assets of approximately $804.9 million. Under the terms of the agreement, one-half of the Southside shares were converted into the right to receive cash in the amount of $14 per share and the other half into the right to receive 1.39 shares of Allegiant stock per share. Under the terms of the agreement, we exchanged a total of approximately 5.9 million shares of Allegiant common stock plus $59 million in cash for all of the outstanding common stock of Southside. The issuance of Allegiant shares and cash to the former Southside shareholders was completed on November 2, 2001. We financed the cash portion of the purchase price through the issuance of trust preferred securities and bank borrowings. We accounted for the acquisition under the purchase method and recorded goodwill and a core deposit intangible of $33.6 million and $11.0 million, respectively. The core deposit intangible is being amortized over an estimated useful life of ten years and none of this amortization is expected to be deductible for tax purposes. During October 2001 and May 2002, respectively, we merged Southside National Bank and the Bank of St. Charles County, two of the four subsidiary banks acquired from Southside, into Allegiant Bank.

         On December 12, 2001, we acquired five St. Louis County branches from Guardian Savings Bank ("Guardian") which is headquartered in Houston, Texas. In addition to the branch facilities, we assumed $109.3 million in related deposit liabilities. As a result of the Guardian branch acquisition, we recorded $2.2 million of goodwill. In accordance with current accounting standards, we will amortize this premium paid for these branches over an estimated useful life of ten years. We expect this amortization will be deductible for tax purposes. We believe the acquisitions of Southside and the Guardian branches significantly enhanced the scale of our banking business and positioned us for further growth and to compete effectively by offering personalized banking products and services in the St. Louis community.

Subsequent Event

         On July 31, 2002, we announced the signing of a definitive agreement to acquire Investment Counselors, Incorporated (Investment Counselors), a privately held investment advisory firm located in St. Louis, Missouri. Under terms of the agreement, the total consideration to be received by Investment Counselors' shareholders will be shares of Allegiant Bancorp common stock. This acquisition is consistent with our strategy of focusing on the growth of non-interest income. Investment Counselors has been serving institutional and high net worth individuals in the Midwest since 1968. Upon completion of this transaction, which is expected to be completed in the fourth quarter of 2002, our Wealth Management division will have Trust and Investment Advisory assets in excess of $800 million.

Recently Issued Accounting Standards

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their estimated useful lives. During 2002, the Company is performing the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of those tests will be on the future consolidated earnings and financial position of the Company. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

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

         The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income and non-interest expense. Net interest income is the difference between the income we receive on our loan and investment portfolios and our cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in our loan portfolio. Non-interest income consists primarily of service charges on deposit accounts and fees for ancillary banking services and, to a lesser extent, revenues generated from our mortgage banking, securities brokerage, insurance brokerage and trust operations. Non-interest expense includes salaries and employee benefits, as well as occupancy, data processing, marketing, professional fees, insurance and other expenses. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying values of our goodwill balances to determine whether the values have been impaired. If we determine that there has been an impairment, we will recognize a charge to our earnings, which could be material.

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

OVERVIEW

         We are a bank holding company headquartered in St. Louis, Missouri. Our bank subsidiaries, Allegiant Bank, Bank of Ste. Genevieve and State Bank of Jefferson County, offer full-service banking and personal trust services to individuals, commercial business and municipalities in the St. Louis metropolitan area. Our services include commercial, real estate and installment loans, checking, savings and time deposit accounts, personal trust and other fiduciary services and other financial services such as securities brokerage, insurance and safe deposit boxes. As of June 30, 2002, we reported, on a consolidated basis, total assets of $2.2 billion, loans of $1.5 billion, deposits of $1.6 billion and shareholders' equity of $153.7 million.

         Since our inception in 1989, we have grown through a combination of internal growth and acquisitions of other financial institutions. Our internal growth has been achieved by positioning Allegiant as one of the leading St. Louis community banking operations. We have supplemented our growth by acquiring 31 branch locations in our community from four different thrifts and another banking organization. Our primary goals have been to expand our branch network in the St. Louis market while increasing our earnings per share. We have also acquired a mortgage company and an asset management firm. In December 1998, we sold four branches located in more rural markets in northeast Missouri, in order to focus our operations exclusively in the St. Louis metropolitan area. In November 2000, we acquired Equality Bancorp, Inc. a community-based thrift holding company with seven branches in the St. Louis area and total assets of approximately $300.4 million. As a continuation of our acquisition and growth strategies, in September 2001, we acquired Southside Bancshares Corp., another community-based bank holding company serving the St. Louis area, with total assets of approximately $804.9 million. In addition, in December 2001, we acquired five St. Louis branch facilities from Guardian Savings Bank and assumed approximately $109.3 million in related deposit liabilities.

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

RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 2002 was $5.08 million, an 81% increase over the $2.80 million earned in the second quarter of 2001. Basic earnings per share were $0.32 for the second quarter of 2002 compared to $0.31 for the second quarter of 2001. Diluted earnings per share increased 3.2% to $0.32 for the second quarter of 2002 compared to $0.31 for the second quarter of 2001. The annualized return on average assets for the second quarter of 2002 was 0.93%, compared to the 0.98% annualized return on average assets reported for the second quarter of 2001. The return on average equity on an annualized basis was 13.65% for the second quarter of 2002 compared to 13.58% for the second quarter of 2001.

         Net income for the six-month period ended June 30, 2002 was $9.71 million, an 81% increase over the $5.37 million earned in the six-month period ended June 30, 2001. Basic earnings per share were $0.62 and $0.60, respectively, for the six-month periods ended June 30, 2002 and 2001. Diluted earnings per share were $0.61 and $0.60, respectively, for the six-month periods ended June 30, 2002 and 2001. The annualized return on average assets for the first six months of 2002 was 0.89%, compared to the 0.94% annualized return on average assets reported for the first six months of 2001. The return on average equity on an annualized basis was 13.35% for the first six months of 2002 compared to 13.18% for the first six months of 2001.

         As a result of newly effective accounting pronouncements, we have discontinued the amortization of goodwill in 2002 and will periodically determine whether the carrying value of our goodwill is impaired. As required by these pronouncements, we continue to amortize core deposit premiums and other identifiable intangibles as a noncash charge that increases our operating expenses. Intangible asset amortization included as an operating expense totaled $443,000 (including $147,000 of pre-2002 goodwill related to the premium paid on the acquisition of thrift deposits) and $238,000 for the three-month periods ended June 30, 2002 and 2001, respectively. Intangible asset amortization included as an operating expense totaled $886,000 (including $294,000 of pre-2002 goodwill related to the premium paid on the acquisition of thrift deposits) and $474,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

         Total assets at June 30, 2002 were $2.2 billion and reflected a 92% increase from June 30, 2001. Total loans increased to $1.5 billion and total deposits increased to $1.6 billion at June 30, 2002.

         Net Interest Income. Net interest income for the three months ended June 30, 2002 was $16.07 million, an 84% increase compared to the $8.73 million reported for the second quarter of 2001. This $7.34 million increase was attributable to an increase of $929 million in average earning assets primarily from our September 2001 acquisition of Southside Bancshares Corp. The $9.12 million increase in interest income was partially offset by a $1.78 million increase in interest expense. The increase in interest expense was the result of an $888 million increase in average interest-bearing liabilities partially offset by a decrease of 215 basis points in the average interest rate paid between the periods.

         Net interest margin for the second quarter of 2002 decreased 6 basis points compared to the second quarter of 2001. The earning assets yield decreased 195 basis points while the overall interest rate paid on interest-bearing liabilities decreased 215 basis points. The net interest spread increased 20 basis points comparing the second quarter 2002 to the second quarter 2001.

         Interest expense on deposits decreased $308,000 due to a $654 million increase in average interest-bearing deposits that was offset by a decrease in the average rate paid on deposits from 5.07% in the second quarter of 2001 to 2.68% for the comparable period in 2002. The growth in our deposit base was primarily the result of the Southside acquisition.

         Interest expense on other interest-bearing liabilities increased $2.08 million in the second quarter of 2002 compared to the second quarter of 2001. Average short- and long-term borrowings also increased $194.4 million in the first three months of 2002 compared to the year earlier quarter. The average rate on short-term borrowings decreased 309 basis points while the rate paid on long-term borrowings decreased 95 basis points in the second quarter of 2002 compared to the second quarter of 2001.

         Net interest income for the six months ended June 30, 2002 was $30.94 million, a 74% increase compared to the $17.75 million reported for the second quarter of 2001. This $13.19 million increase was attributable to an increase of $921 million in average earning assets primarily from our September 2001 acquisition of Southside Bancshares Corp. The $16.64 million increase in interest income was partially offset by a $3.45 million increase in interest expense. The increase in interest expense was the result of an $878 million increase in average interest-bearing liabilities partially offset by a decrease of 224 basis points in the average interest rate paid between the periods.

         Net interest margin for the first six months of 2002 decreased 23 basis points compared to the first six months of 2001. The earning assets yield decreased 222 basis points while the overall interest rate paid on interest-bearing liabilities decreased 224 basis points. The net interest spread increased 2 basis points comparing the year-to-date 2002 to the year-to-date 2001.

         The following table sets forth the condensed average balance sheets for the quarterly periods reported. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported.

               DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                     Three Months Ended June 30,
                                                ---------------------------------------------------------------------
                                                              2002                                 2001
                                                --------------------------------     --------------------------------
                                                  Average   Int. earned/  Yield/       Average   Int. earned/  Yield/
                                                  Balance       Paid       Rate        Balance       Paid       Rate
                                                  -------       ----       ----        -------       ----       ----
Assets:                                                                    (Dollars in thousands)
Interest earning assets:
  Loans(1) (3)..............................    $1,512,765    $  25,303    6.71%     $  883,209    $  18,693    8.49%
  Taxable investment securities.............       438,155        4,908    4.49         145,279        2,386    6.59
  Non-taxable investment securities(2)......        34,887          366    4.21           5,811           83    5.73
  Federal funds sold and other
    investments.............................         8,149           63    3.10          30,643          359    4.70
                                                ----------    ---------              ----------    ---------
      Total interest earning assets.........     1,993,956       30,640    6.16       1,064,942       21,521    8.11
                                                ----------    ---------              ----------    ---------

Non-interest earning assets:
  Cash and due from banks...................        35,372                               25,232
  Premises and equipment....................        47,368                               19,366
  Other assets..............................       129,174                               47,207
  Allowance for loan losses.................       (17,430)                             (12,040)
                                                ----------                           ----------
      Total assets..........................    $2,188,440                           $1,144,707
                                                ==========                           ==========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts.............    $  420,983    $   1,747    1.66%     $  220,367    $   2,006    3.65%
  Savings deposits..........................       203,649        1,019    2.01          29,339          149    2.04
  Certificates of deposit...................       568,737        4,460    3.15         395,830        5,702    5.78
  Certificates of deposit over $100,000.....       160,489        1,379    3.45          93,652        1,282    5.49
  IRA certificates..........................        84,839        1,006    4.76          45,845          780    6.82
                                                ----------    ---------              ----------    ---------
      Total interest bearing deposits.......     1,438,697        9,611    2.68         785,033        9,919    5.07
                                                ----------    ---------              ----------    ---------

  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings..............................       165,485        1,098    2.66         100,995        1,448    5.75
  Other borrowings..........................       195,068        2,490    5.12          65,196          986    6.07
  Guaranteed preferred beneficial
    interest in subordinated debentures.....        57,250        1,372    9.61          17,250          442   10.28
                                                ----------    ---------              ----------    ---------
      Total interest bearing liabilities....     1,856,500       14,571    3.15         968,474       12,795    5.30
                                                ----------    ---------              ----------    ---------

Non-interest bearing liabilities and equity:
  Demand deposits...........................       168,914                               85,568
  Other liabilities.........................        14,136                                8,094
  Shareholders' equity......................       148,890                               82,571
                                                ----------                           ----------
      Total liabilities and shareholders'
        equity..............................    $2,188,440                           $1,144,707
                                                ==========                           ==========
      Net interest income...................                  $  16,069                            $   8,726
                                                              =========                            =========
      Net interest spread...................                               3.01%                                2.81%
      Net interest margin...................                               3.23                                 3.29

(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax-equivalent yield.
(3) Interest income includes loan origination fees.

         The following table sets forth the condensed average balance sheets for the year-to-date periods reported. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported.

               DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                      Six Months Ended June 30,
                                                ---------------------------------------------------------------------
                                                              2002                                 2001
                                                --------------------------------     --------------------------------
                                                  Average   Int. earned/  Yield/       Average   Int. earned/  Yield/
                                                  Balance       Paid       Rate        Balance       Paid       Rate
                                                  -------       ----       ----        -------       ----       ----
Assets:                                                                    (Dollars in thousands)
Interest earning assets:
  Loans(1) (3)..............................    $1,496,567    $  50,175    6.76%     $  877,730    $  38,329    8.81%
  Taxable investment securities.............       432,787        9,611    4.48         139,971        4,701    6.77
  Non-taxable investment securities(2)......        35,331          734    4.19           5,729          163    5.74
  Federal funds sold and other
    investments.............................        11,336          119    2.12          31,923          808    5.10
                                                ----------    ---------              ----------    ---------
      Total interest earning assets.........     1,976,021       60,639    6.19       1,055,353       44,001    8.41
                                                ----------    ---------              ----------    ---------

Non-interest earning assets:
  Cash and due from banks...................        38,763                               25,955
  Premises and equipment....................        47,752                               19,318
  Other assets..............................       127,536                               46,800
  Allowance for loan losses.................       (18,052)                             (11,823)
                                                ----------                           ----------
      Total assets..........................    $2,172,020                           $1,135,603
                                                ==========                           ==========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts.............    $  420,351    $   3,440    1.65%     $  213,775    $   4,158    3.92%
  Savings deposits..........................       203,606        2,538    2.51          28,500          288    2.04
  Certificates of deposit...................       578,854        9,096    3.17         410,186       12,199    6.00
  Certificates of deposit over $100,000.....       171,172        3,083    3.63          86,929        2,410    5.59
  IRA certificates..........................        88,787        2,101    4.77          45,914        1,549    6.80
                                                ----------    ---------              ----------    ---------
      Total interest bearing deposits.......     1,462,770       20,258    2.79         785,304       20,604    5.29
                                                ----------    ---------              ----------    ---------

  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings..............................       126,249        1,746    2.79         104,306        3,020    5.84
  Other borrowings..........................       195,255        4,955    5.12          56,978        1,746    6.18
  Guaranteed preferred beneficial
    interest in subordinated debentures.....        57,250        2,743    9.66          17,250          885   10.35
                                                ----------    ---------              ----------    ---------
      Total interest bearing liabilities....     1,841,524       29,702    3.25         963,838       26,255    5.49
                                                ----------    ---------              ----------    ---------

Non-interest bearing liabilities and equity:
  Demand deposits...........................       169,420                               82,619
  Other liabilities.........................        15,622                                7,727
  Shareholders' equity......................       145,454                               81,419
                                                ----------                           ----------
      Total liabilities and shareholders'
        equity..............................    $2,172,020                           $1,135,603
                                                ==========                           ==========
      Net interest income...................                  $  30,937                            $  17,746
                                                              =========                            =========
      Net interest spread...................                               2.94%                                2.92%
      Net interest margin...................                               3.16                                 3.39

------------------------------------------------
(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax-equivalent yield.
(3) Interest income includes loan origination fees.

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

                                                    RATE/VOLUME ANALYSIS


                                                 Quarter Ended June 30, 2002              Six Months Ended June 30, 2002
                                                       Compared to the                           Compared to the
                                                 Quarter Ended June 30, 2001              Six Months Ended June 30, 2001
                                              ---------------------------------         ----------------------------------
                                                                          Net                                        Net
                                              Volume         Rate        Change         Volume        Rate          Change
                                              ------         ----        ------         ------        ----          ------
                                                                             (In thousands)
Interest earned on:
  Loans...............................     $    11,166   $    (4,556)  $    6,610    $    22,325   $  (10,479)   $    11,846
  Taxable investment securities.......           3,492          (970)       2,522          6,964       (2,054)         4,910
  Non-taxable investment
    securities........................             312           (29)         283            628          (57)           571
  Federal funds sold and other
    investments.......................            (202)          (94)        (296)          (361)        (328)          (689)
                                           -----------   -----------   ----------    -----------   ----------    -----------
      Total interest income...........          14,768        (5,649)       9,119         29,556      (12,918)        16,638
                                           -----------   -----------   ----------    -----------   ----------    -----------

Interest paid on:
  Money market/NOW accounts...........           1,206        (1,465)        (259)         2,561       (3,279)          (718)
  Savings deposits....................             874            (4)         870          2,170           80          2,250
  Certificates of deposit.............           1,934        (3,176)      (1,242)         3,917       (7,020)        (3,103)
  Certificates of deposit
    over $100,000.....................             691          (594)          97          1,735       (1,062)           673
  IRA Certificates....................             515          (289)         226          1,119         (567)           552
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings.......             656        (1,006)        (350)           539       (1,813)        (1,274)
  Other borrowings....................           1,683          (178)       1,505          3,558         (349)         3,209
  Guaranteed preferred beneficial
    interests in subordinated
    debentures........................             960           (31)         929          1,922          (64)         1,858
                                           -----------   -----------   ----------    -----------   ----------    -----------
      Total interest expense..........           8,519        (6,743)       1,776         17,521      (14,074)         3,447
                                           -----------   -----------   ----------    -----------   ----------    -----------
      Net interest income.............     $     6,249   $     1,094   $    7,343    $    12,035   $    1,156    $    13,191
                                           ===========   ===========   ==========    ===========   ==========    ===========

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

         Other Income. Other income increased 77% to $5.96 million in the second quarter of 2002 compared to $3.37 million for the three months ended June 30, 2001.

         Service charge income for the three-month period ended June 30, 2002 increased $777,000 or 78%, compared to the second quarter of 2001. This increase was attributable to an increased deposit base and our focus on revenue enhancement programs. Gains on the sales of securities increased to $1.68 million for the quarter ended June 30, 2002 from $383,000 for the comparable period in 2001.

         For the quarter ended June 30, 2002 mortgage banking revenue was $969,000 compared to $1.05 million for the quarter ended June 30, 2001. Income on bank-owned life insurance increased to $416,000 for the three months ended June 30, 2002 compared to $287,000 for the three months ended June 30, 2001, primarily due to the Southside acquisition.

         Other income increased 64% to $10.02 million for the first six months of 2002 compared to $6.13 million for the first six months of 2001.

         Service charge income for the six-month period ended June 30, 2002 increased $1.45 million or 74%, compared to the six-month period ended June 30, 2001. This increase was attributable to an increased deposit base and our focus on revenue enhancement programs. Gains on the sales of securities increased to $1.69 million for the six months ended June 30, 2002 from $915,000 for the comparable period in 2001.

         For the six months ended June 30, 2002 mortgage banking revenue was $1.80 million compared to $1.54 million for the six-month period ended June 30, 2001. Income on bank-owned life insurance increased to $1.03 million for the six months ended June 30, 2002 compared to $510,000 for the six months ended June 30, 2001, primarily due to the Southside acquisition.

         Other Expenses. For the three months ended June 30, 2002 compared to the second quarter of 2001, other expenses increased 73%, to $12.06 million from $6.95 million. The increased expenses reflected the expenses related to operating the branches acquired in our business combination with Southside in September 2001, as well as the five St. Louis branches acquired from Guardian Savings in December 2001.

          Salaries and employee benefits increased 58% to $6.17 million for the three months ended June 30, 2002 compared to $3.90 million for the three months ended June 30, 2001. We had 543 full-time equivalent employees at June 30, 2002 compared to 318 full-time equivalent employees at June 30, 2001. Total annualized cost per full-time equivalent employee was $45,422 for the three months ended June 30, 2002 compared to $49,094 for the corresponding period of 2001.

         Expenses associated with occupancy and equipment increased $433,000 and $364,000, respectively, for the three-month period ended June 30, 2002 compared to the second quarter of 2001. These increases were primarily due to the additional costs associated with operating the Southside and Guardian branches acquired in 2001.

         Our efficiency ratio was 54.7% for the quarter ended June 30, 2002 compared to 57.5% for the second quarter of 2001.

         For the six-month period ended June 30, 2002, other expenses increased 70%, to $22.92 million from $13.48 million compared to the six-month period ended June 30, 2001. The increased expenses reflected the expenses related to operating the branches acquired in our business combination with Southside in September 2001, as well as the five St. Louis branches acquired from Guardian Savings in December 2001.

         Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities at the time of purchase into one of these two categories. At June 30, 2002, held-to-maturity securities amounted to $19.0 million representing those securities we intended to hold to maturity. Securities designated as available-for-sale totaled $435.4 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

         For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At June 30, 2002, the securities portfolio totaled $454.4 million, a decrease of $9.2 million from December 31, 2001. We maintain a conventional short-term laddered portfolio investment strategy to provide adequate liquidity while minimizing interest rate risk.

         The carrying values of the securities portfolio at the dates indicated were as follows:


                               INVESTMENT SECURITIES PORTFOLIO


                                                 June 30,       December 31,       June 30,
                                                   2002             2001             2001
                                               ------------     ------------     ------------
                                                               (In thousands)
U.S. government and agency securities.......   $    147,933     $    133,514     $     42,585
State and municipal securities..............         38,107           38,458            8,430
Mortgage-backed securities..................        234,607          259,912           96,720
Federal Home Loan Bank stock................         17,734           15,228            9,463
Other securities............................         16,067           16,525            5,227
                                               ------------     ------------     ------------
   Total investment securities..............   $    454,448     $    463,637     $    162,425
                                               ============     ============     ============

         Loans. Loans historically have been the primary component of earning assets. At June 30, 2002, loans totaled $1.5 billion, an increase of 6% from year-end 2001. Substantially all of these loans were originated in our market area. At June 30, 2002, we had no foreign loans and only a minimal amount of participations purchased.

         Multi-family and commercial real estate mortgage loans showed the largest increase of $58.3 million during the first six months of 2002. The increase in these loans reflected our efforts to grow our commercial real estate loan portfolio, including loans originated by our expanded commercial lending staff. Multi-family and commercial real estate mortgage loans comprised 44.1% of the portfolio at June 30, 2002 compared to 42.8% at year-end 2001. Real estate construction loans increased $27.4 million during the first six months of 2002. The increase in construction loans was primarily related to residential projects to experienced home builders in the St. Louis market. Consumer loans decreased $11.6 million or 14.5% as our lending focus continues to be weighted more toward commercial loans.

         The following table summarizes the composition of our loan portfolio at the dates indicated:

                                            LENDING AND CREDIT MANAGEMENT

                                                   June 30,                 December 31,               June 30,
                                                     2002                       2001                     2001
                                             -------------------        -------------------      -------------------
                                                         Percent                    Percent                  Percent
                                             Amount     of Total        Amount     of Total      Amount     of Total
                                             ------     --------        ------     --------      ------     --------
                                                                      (Dollars in thousands)
Commercial, financial,
  agricultural, municipal and
  industrial development..............    $   272,486     18.03%     $   255,181     17.97%    $ 181,226      20.49%
Real estate - construction............        192,277     12.72          164,831     11.61       113,147      12.79
Real estate - mortgage:
  One- to four-family residential.....        314,145     20.78          313,547     22.08       190,945      21.59
  Multi-family and commercial.........        665,825     44.05          607,550     42.79       356,612      40.31
Consumer and other....................         68,158      4.51           79,749      5.62        43,525       4.92
Less unearned income..................         (1,396)    (0.09)          (1,062)    (0.07)         (870)     (0.10)
                                          -----------    ------      -----------    ------     ---------     ------
    Total loans(1)....................    $ 1,511,495    100.00%     $ 1,419,796    100.00%    $ 884,585     100.00%
                                          ===========    ======      ===========    ======     =========     ======

------------------------------------------
(1)We had no outstanding foreign loans at the dates reported.

         Asset Quality. Non-performing assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; loans past due 90 days or more as to principal or interest; and other real estate owned. Non-performing assets decreased to $15.5 million at June 30, 2002 compared to $17.3 million at March 31, 2002, and $20.1 million at December 31, 2001. At June 30, 2002, non-performing assets represented 0.70% of total assets compared to 0.80% at March 31, 2002, and 0.93% at December 31, 2001. Non-accrual loans totaled $13.5 million at June 30, 2002 compared to $15.3 million at March 31, 2002, and $14.5 million at December 31, 2001. During the first six months of 2002, we received principal reductions totaling $2.1 million on two of these credits and their remaining balance of $3.2 million returned to performing assets. We have charged off $2.3 million on two of the other non-performing credits. The three remaining relationships from year-end were acquired from Southside. During the first six months of 2002, we added one significant loan relationship totaling $3.5 million to non-performing assets. We expect the deficiencies in this loan relationship to be addressed prior to the end of 2002. We continue to work aggressively to collect all non-performing assets.

         We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the banks' internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses.

         The following table summarizes, for the periods presented, nonperforming assets by category:

                            RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                        June 30,       December 31,         June 30,
                                                                          2002             2001               2001
                                                                        --------       ------------         --------
                                                                                  (Dollars in thousands)
Commercial, financial, agricultural,
  municipal and industrial development:
    Past due 90 days or more..................................         $    1,036        $     196         $     278
    Non-accrual...............................................              5,421            1,118             1,307
    Restructured terms........................................                 52               54                 -

Real estate - construction:
    Past due 90 days or more..................................                  -                -               275
    Non-accrual...............................................                 92            2,622             4,392
    Restructured terms........................................                  -                -                 -

Real estate - mortgage:
  One- to four-family residential:
    Past due 90 days or more..................................                674            1,050             1,635
    Non-accrual...............................................              1,392            1,698             1,075
    Restructured terms........................................                  -                -                 -
  Multi-family and commercial:
    Past due 90 days or more..................................                  -            3,643                 -
    Non-accrual...............................................              6,186            8,892                 -
    Restructured terms........................................                  -                -                 -

Consumer and other, net of unearned income:
    Past due 90 days or more..................................                 87              222                25
    Non-accrual...............................................                413              215               101
    Restructured terms........................................                  -                -                 -
                                                                       ----------        ---------         ---------

Total nonperforming loans.....................................             15,353           19,710             9,088
Other real estate.............................................                224              370               164
                                                                       ----------        ---------         ---------
Total nonperforming assets....................................         $   15,577        $  20,080         $   9,252
                                                                       ==========        =========         =========

Ratios:
  Nonperforming loans to total loans..........................               1.01%            1.39%             1.03%
  Nonperforming assets to total assets........................               0.70             0.93              0.80
  Nonperforming loans to shareholders' equity.................               9.99            14.28             10.80
  Allowance for loan losses to total loans....................               1.21             1.33              1.40
  Allowance for loan losses to nonperforming loans............             119.29            95.92            136.09

         Allowance for Loan Losses. The provision for loan losses was $3.5 million during the first six months of 2002 compared to $1.7 million for the first six months of 2001. Net charge-offs were $4.1 million for the six-month period ended June 30, 2002 compared to $765,000 for the first six months of 2001. Net charge-offs for the first six months of 2002 represented 0.27% of average loans, compared to 0.09% for the first six months of 2001.

         The allowance for loan losses totaled $18.3 million at June 30, 2002 compared to $18.9 million at December 31, 2001 and $12.4 million at June 30, 2001. As a percentage of loans outstanding, the allowance represented 1.21% of loans at June 30, 2002 compared to 1.33% at December 31, 2001, and 1.40% at June 30, 2001.

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

         The allowance for loan losses is provided at a level considered adequate to provide for potential losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio, evaluation of potential problem loans identified based on existing circumstances known to management and recent loan loss experience. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be very high and that our allowance is adequate to absorb potential losses inherent in the portfolio at June 30, 2002.

         The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

                     SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                            Six Months Ended
                                                                                June 30,
                                                                       -------------------------
                                                                          2002            2001
                                                                       ----------      ---------
                                                                            (In thousands)
Allowance for loan losses (beginning of period).................       $   18,905      $  11,433
Loans charged off:
  Commercial, financial, agricultural, municipal
    and industrial development..................................           (1,065)          (246)
  Real estate - construction....................................           (1,127)          (655)
  Real estate - mortgage:
    One- to four-family residential.............................             (640)           (34)
    Multi-family and commercial.................................           (1,892)            (3)
  Consumer and other............................................             (382)           (61)
                                                                       ----------      ---------
      Total loans charged off...................................           (5,106)          (999)
                                                                       ----------      ---------

Recoveries of loans previously charged off:
  Commercial, financial, agricultural, municipal
    and industrial development..................................              929             37
  Real estate - construction....................................                -              -
  Real estate - mortgage:
    One- to four-family residential.............................               44            159
    Multi-family and commercial.................................                4             31
  Consumer and other............................................               38              7
                                                                       ----------      ---------
      Total recoveries..........................................            1,015            234
                                                                       ----------      ---------

Net loans charged off...........................................           (4,091)          (765)
                                                                       ----------      ---------
Provision for loan losses.......................................            3,500          1,700
                                                                       ----------      ---------
Allowance for loan losses (end of period).......................       $   18,314      $  12,368
                                                                       ==========      =========
Loans:
  Average.......................................................       $1,496,567      $ 877,730
  End of period.................................................        1,511,495        884,585

Ratios:
  Net charge-offs to average loans .............................             0.27%          0.09%
  Net charge-offs to provision for loans losses.................           116.89          45.00
  Provision for loan losses to average loans....................             0.23           0.19
  Allowance for loan loss to total loans........................             1.21           1.40

         Deposits. Total deposits increased $731.8 million or 84%, at June 30, 2002 compared to June 30, 2001. The increase in deposits was primarily the result of the Southside acquisition. Non interest-bearing deposits totaled $175.9 million at June 30, 2002. We have been successful in expanding our deposit base while maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.

         The following table summarizes deposits as of the dates indicated:

                                           DEPOSIT LIABILITY COMPOSITION

                                                June 30,                  December 31,               June 30,
                                                  2002                        2001                     2001
                                           -------------------        -------------------       ------------------
                                                       Percent                    Percent                  Percent
                                           Amount     of Total        Amount     of Total       Amount    of Total
                                           ------     --------        ------     --------       ------    --------
                                                                    (Dollars in thousands)
Demand deposits.......................  $   175,933     10.97%     $   201,216     11.92%     $  89,571     10.27%
NOW accounts..........................      127,219      7.93          113,887      6.75         34,147      3.92
Money market accounts................       287,250     17.91          301,648     17.87        191,573     21.97
Savings deposits......................      208,070     12.98          185,652     11.00         36,207      4.15
Certificates of deposit...............      555,621     34.65          602,295     35.69        373,828     42.88
Certificates of deposit
  over $100,000.......................      164,976     10.29          195,048     11.56        100,741     11.56
IRA certificates......................       84,501      5.27           87,869      5.21         45,743      5.25
                                        -----------    ------      -----------    ------      ---------    ------
    Total deposits....................  $ 1,603,570    100.00%     $ 1,687,615    100.00%     $ 871,810    100.00%
                                        ===========    ======      ===========    ======      =========    ======

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

         We anticipate continued loan demand in our market area as the banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $351.3 million secured credit facility with the Federal Home Loan Bank, under which $300.0 million and $190.2 million was outstanding at June 30, 2002 and December 31, 2001, respectively. We continue to utilize Federal Home Loan Bank borrowings to fund loan growth while systematically seeking to build our deposit base. We anticipate similar use of the Federal Home Loan Bank credit facility in the foreseeable future.

         Our assets and deposits remained relatively the same from December 31, 2001 to June 30, 2002. We strive to grow our core deposits while utilizing Federal Home Loan Bank borrowings, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity in view of expected future needs.

         Capital Resources. Total shareholders' equity was $153.7 million at June 30, 2002, compared to $138.1 million at year-end 2001. The increase in total equity was primarily the result of earnings retention, stock options exercised for our common stock and an increase during the first six months of 2002 of $3.7 million in net gains on available-for-sale securities.

         Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. Our subsidiary banks also utilize their borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $36.5 million as of June 30, 2002, and matures in September 2002 at which time we expect to renew this term loan. Allegiant Bank also utilizes its borrowing capacity with the Federal Home Loan Bank.

         From time to time, we have purchased brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. We have not had any brokered deposits since May 2001, but we may use brokered deposits in the future as a source of liquidity.

         Dividends paid during the second quarter of 2002 were $0.065 per share, an increase of 8% compared to the $0.06 per share paid for the second quarter of 2002. Our dividend payout ratio was 19.9% for the first six months of 2002.

         We also analyze our capital and the capital position of our banks in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of June 30, 2002, we and our subsidiaries met all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

         As of June 30, 2002, December 31, 2001 and June 30, 2001, Allegiant's and Allegiant Bank's capital ratios were as follows:

                                       June 30, 2002              December 31, 2001              June 30, 2001
                                --------------------------   --------------------------   --------------------------
                                Allegiant   Allegiant Bank   Allegiant   Allegiant Bank   Allegiant   Allegiant Bank
                                ---------   --------------   ---------   --------------   ---------   --------------
Total capital
   (to risk-weighted assets)...   10.24%        10.72%         10.01%        10.48%         11.01%        11.80%
Tier 1 capital
   (to risk-weighted assets)...    8.70          9.61           8.11          9.62           9.75         10.54
Tier 1 capital
   (to average assets).........    6.77          7.70           6.32          7.62           7.86          8.48


         As of June 30, 2002, our two subsidiary banks had the following capital ratios:

                                          Bank of                   State Bank of
                                      Ste. Genevieve              Jefferson County
                                      --------------              ----------------
Total capital
   (to risk-weighted assets)...           21.34%                       16.73%
Tier 1 capital
   (to risk-weighted assets)...           20.18                        15.59
Tier 1 capital
   (to average assets).........           12.34                        10.00

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 2002 annual meeting of shareholders was held on April 18, 2002. Of 15,501,206 shares issued, outstanding and eligible to be voted at the meeting, holders of 11,926,312 shares, constituting a quorum, were represented in person or by proxy at the meeting. Three matters were submitted to a vote of the security holders at the meeting.

         1. ELECTION OF CLASS II DIRECTORS. The election of four Class II director nominees to our board of directors, each to continue in office until the year 2005. Our Articles of Incorporation, as amended, allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired. Upon tabulation of the votes cast, it was determined that all four director nominees had been elected. The voting results are set forth below:

                  NAME                     FOR          AGAINST      WITHHELD
                  ----                     ---          -------      --------
                Robert L. Chambers      11,931,491         0          387,970
                Leland B. Curtis        12,014,157         0          305,319
                Shaun R. Hayes          11,679,134         0          640,327
                John L. Weiss           12,041,476         0          277,985

         Because our company has a staggered board, the terms of office of the following named Class III and Class I directors continued after the meeting:

                  CLASS III (TO CONTINUE IN OFFICE UNTIL 2003)
                  --------------------------------------------
                  Leon A. Felman
                  Douglas P Helein
                  Michael R. Hogan
                  C. Virginia Kirkpatrick
                  Marvin S. Wool

                  CLASS I (TO CONTINUE IN OFFICE UNTIL 2004)
                  ------------------------------------------
                  Kevin R. Farrell
                  Richard C. Fellhauer
                  Thomas M. Teschner
                  Robert E. Wallace, Jr.
                  Lee S. Wielansky

         2. ADOPTION OF THE ALLEGIANT BANCORP, INC. 2002 STOCK INCENTIVE PLAN. The second matter, a proposal to adopt the Allegiant Bancorp, Inc. 2002 Stock Incentive Plan, was approved by an affirmative vote of holders of a majority of the shares issued, outstanding and eligible to vote. The voting results on this matter were as follows:

                      FOR                 AGAINST               WITHHELD
                      ---                 -------               --------

                   7,647,796             1,327,765               38,625


         3. ADOPTION OF THE AMENDMENT TO THE ALLEGIANT BANCORP, INC. 2000 STOCK INCENTIVE PLAN. The third matter, a proposal to adopt the amendment to the Allegiant Bancorp, Inc. 2000 Stock Incentive Plan, was approved by an affirmative vote of holders of a majority of the shares issued, outstanding and eligible to vote. The voting results on this matter were as follows:

                      FOR                 AGAINST               WITHHELD
                      ---                 -------               --------

                  11,457,817              819,390                42,254


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits: See Exhibit Index attached hereto.

        b) Reports on Form 8-K:
              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.

                                  ALLEGIANT BANCORP, INC.



August 13, 2002                   By: /s/ Thomas A. Daiber
                                     ------------------------------------------
                                      Thomas A. Daiber, Executive Vice
                                         President and Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION
-----------     -----------

   11.1         Computation of Earnings Per Share

   99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002