Form 10-Q/A
period 2002-03-31
ALLEGIANT BANCORP INC/MO/
filed 2002-11-14
CIK 703970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-QA
                                 AMENDMENT NO. 1


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                  /X/ Yes / / No


                                                  Number of shares
            Title of class                  outstanding as of May 1, 2002
 -----------------------------------  ----------------------------------------
    Common stock, $0.01 par value                    15,607,251

ALLEGIANT BANCORP, INC.
FORM 10-Q/A

    Explanatory Note: This Form 10-Q/A presents restated quarterly condensed
    ----------------
consolidated financial statements as of March 31, 2002 and for the quarter then ended, for Allegiant Bancorp, Inc. ("Allegiant").

    In the third quarter of 2002, Allegiant adopted SFAS 147, Acquisition of Certain Financial Institutions. As permitted by the new accounting standard issued on October 1, 2002, we reclassified previously recorded intangible assets associated with branch acquisitions to goodwill. As required by SFAS 147, we restated previously reported 2002 six-month earnings to reflect the non-amortization of goodwill related to our branch acquisitions. For the three months ended March 31, 2002 the impact related to the implementation of SFAS 147 was to increase net income by $172,000 and diluted earnings per share by $0.01 per share.

    At the same time, we also restated previously reported 2002 six-month earnings to recognize the impact of a $700,000 deferred loan fee which had not been accreted into income due to an accounting oversight during the three months ended March 31, 2002 and June 30, 2002 in accordance with SFAS 91, Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. For the three months ended March 31, 2002, the impact for the loan fee correction was to increase net income by $145,000 and diluted earnings per share by $0.01 per share.

    The matters relating to the restatement have a financial statement impact for the periods covered by this 10-Q/A as follows:

                                          Quarter Ended
                                          March 31, 2002
                                 -----------------------------
                                 As Previously
                                   Reported        As Restated
                                 -------------     -----------
                              (In thousands, except per share data)
Interest income...............     $30,000          $30,234
Other expenses................      10,865           10,693
Income before income taxes....       6,565            6,971
Provision for income tax......       1,934            2,023
    Net Income................      $4,631           $4,948

Per share data:
  Earnings per share:
    Basic.....................       $0.30            $0.32
    Diluted...................        0.30             0.32

    The principal effects of the change on the accompanying financial statements are presented in the Notes to the condensed consolidated financial statements.

    For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Allegiant has amended and restated in its entirety each item of Allegiant's Form 10-Q for the quarterly period ended March 31, 2002, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

ALLEGIANT BANCORP, INC.
FORM 10-Q/A

                                                 INDEX
                                                                                                               Page

PART 1.    FINANCIAL INFORMATION..................................................................................1
     ITEM 1.   FINANCIAL STATEMENTS (AS RESTATED).................................................................1
         CONSOLIDATED BALANCE SHEETS - MARCH 31, 2002 AND 2001 (UNAUDITED) AND DECEMBER 31, 2001..................1
         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2002 AND 2001...............2
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
           (AS RESTATED)  - THREE MONTHS ENDED MARCH 31, 2002.....................................................3
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE MONTHS
           ENDED MARCH 31, 2002 AND 2001..........................................................................4
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)...........................5
     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (AS RESTATED)...............................................................................................9
         DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES - THREE MONTHS
           ENDED MARCH 31, 2002 AND 2001.........................................................................12
         RATE/VOLUME ANALYSIS - THREE MONTHS ENDED MARCH 31, 2002................................................13
         INVESTMENT SECURITIES PORTFOLIO.........................................................................15
         LENDING AND CREDIT MANAGEMENT...........................................................................16
         RISK ELEMENTS - NONACCURAL, PAST DUE AND RESTRUCTURED LOANS.............................................17
         SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION.................................................19
         DEPOSIT LIABILITY COMPOSITION - MARCH 31, 2002 AND 2001, AND
           DECEMBER 31, 2001.....................................................................................20
         LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES..............................................................21
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................23
PART II.  OTHER INFORMATION......................................................................................23
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................23
         SIGNATURES..............................................................................................24
         CERTIFICATIONS..........................................................................................25
         EXHIBIT INDEX...........................................................................................26
         EXHIBIT 11.1 COMPUTATION OF EARNINGS PER SHARE..........................................................27
         EXHIBIT 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER...................................................28
         EXHIBIT 99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER...................................................29

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (AS RESTATED)

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                                                                 March 31,                     March 31,
                                                                   2002       December 31,       2001
                                                                (Unaudited)       2001        (Unaudited)
                                                                -----------   ------------    -----------
                                                               (As restated)
                                                                         (Dollars in thousands)
ASSETS:
Cash and due from banks...................................      $   38,174     $   56,992     $   32,922
Federal funds sold and other investments..................           9,952         14,642         45,960
Investment securities:
   Available-for-sale (at estimated market value).........         429,965        439,038        144,154
   Held-to-maturity (estimated market value of
     $20,931, $24,532 and $4,930, respectively)...........          22,023         24,599          4,864
Loans, net of allowance for loan losses of
  $17,530, $18,905 and $12,020, respectively..............       1,431,791      1,400,891        843,125
Loans held for sale.......................................          49,501         61,459         10,685
Premises and equipment ...................................          47,553         47,941         19,705
Accrued interest and other assets ........................          72,292         68,506         31,200
Cost in excess of fair value of net assets acquired.......          56,452         56,411         10,537
                                                                ----------     ----------     ----------
     Total assets.........................................      $2,157,703     $2,170,479     $1,143,152
                                                                ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non interest-bearing...................................      $  176,935     $  201,216     $   94,070
   Interest-bearing.......................................       1,292,866      1,291,351        720,811
   Certificates of deposit over $100,000..................         165,511        195,048         78,625
                                                                ----------     ----------     ----------
Total deposits............................................       1,635,312      1,687,615        893,506
                                                                ----------     ----------     ----------
Short-term borrowings.....................................          72,180         73,027         95,507
Federal Home Loan Bank advances...........................         235,850        196,191         48,626
Guaranteed preferred beneficial interests in
  subordinated debentures.................................          57,250         57,250         17,250
Accrued expenses and other liabilities....................          12,975         18,328          7,679
                                                                ----------     ----------     ----------
     Total liabilities....................................       2,013,567      2,032,411      1,062,568
                                                                ----------     ----------     ----------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized 20,000,000
     shares; issued 15,541,085 shares, 15,209,566 shares
     and 8,843,449 shares, respectively...................             160            157             94
   Capital surplus........................................         113,727        111,234         60,155
   Retained earnings......................................          31,258         27,223         18,266
   Accumulated other comprehensive income (loss)..........          (1,009)          (546)         2,069
                                                                ----------     ----------     ----------
     Total shareholders' equity...........................         144,136        138,068         80,584
                                                                ----------     ----------     ----------
     Total liabilities and shareholders' equity...........      $2,157,703     $2,170,479     $1,143,152
                                                                ==========     ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                           Three Months Ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                        2002                2001
                                                                     -----------        -----------
                                                                    (As restated)
                                                             (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans.................................       $    25,107        $    19,636
   Investment securities......................................             5,071              2,395
   Federal funds sold and overnight investments...............                56                449
                                                                     -----------        -----------
Total interest income.........................................            30,234             22,480
                                                                     -----------        -----------

Interest expense:
   Deposits...................................................            10,646             10,686
   Short-term borrowings......................................               648              1,572
   Federal Home Loan Bank advances............................             2,466                760
   Guaranteed preferred beneficial interests
     in subordinated debentures...............................             1,372                442
                                                                     -----------        -----------
Total interest expense........................................            15,132             13,460
                                                                     -----------        -----------

Net interest income...........................................            15,102              9,020
Provision for loan losses.....................................             1,500                850
                                                                     -----------        -----------
Net interest income after provision for loan losses...........            13,602              8,170
                                                                     -----------        -----------

Other income:
   Service charges on deposits................................             1,627                956
   Net gain on sale of securities.............................                10                531
   Other income...............................................             2,425              1,270
                                                                     -----------        -----------
Total other income............................................             4,062              2,757
                                                                     -----------        -----------

Other expenses:
   Salaries and employee benefits ............................             5,604              3,596
   Occupancy and furniture and equipment......................             1,628              1,041
   Other operating expenses...................................             3,461              1,896
                                                                     -----------        -----------
Total other expenses..........................................            10,693              6,533
                                                                     -----------        -----------

Income before income taxes....................................             6,971              4,394
Provision for income taxes ...................................             2,023              1,833
                                                                     -----------        -----------

Net income....................................................       $     4,948        $     2,561
                                                                     ===========        ===========

Per share data:
   Earnings per share:
      Basic...................................................       $      0.32        $      0.29
      Diluted.................................................              0.32               0.29

   Weighted average common shares outstanding:
      Basic...................................................        15,380,960          8,824,643
      Diluted.................................................        15,675,429          8,887,050

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) (AS RESTATED)
                                                                                     Accumulated
                                                                                        Other         Total
                                                 Common    Capital     Retained     Comprehensive  Shareholders'  Comprehensive
                                                  Stock    Surplus     Earnings         Loss          Equity         Income
                                                 -------   --------    --------     -------------  -------------  -------------
                                                                              (In thousands)

Balance December 31, 2001....................     $157     $111,234     $27,223        $  (546)     $138,068
Net income...................................        -            -       4,948              -         4,948         $4,948
Change in net unrealized losses
  on available-for-sale securities...........        -            -           -           (463)         (463)          (463)
                                                                                                                     ------
Comprehensive income.........................        -            -           -              -             -         $4,485
                                                                                                                     ======
Issuance of common stock.....................        3        2,493           -              -         2,496
Dividends....................................        -            -        (913)             -          (913)
                                                  ----     --------     -------        -------      --------
Balance March 31, 2002.......................     $160     $113,727     $31,258        $(1,009)     $144,136
                                                  ====     ========     =======        =======      ========

Reclassification adjustments:
   Unrealized losses on
     available-for-sale securities...........                                   $(453)
   Less:
   Reclassification adjustment for gains
     realized included in net income.........                                      10
                                                                                -----
   Net unrealized losses on
     available-for-sale securities...........                                   $(463)
                                                                                =====


See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                       Three Months Ended
                                                                           March 31,
                                                                     ----------------------
                                                                       2002          2001
                                                                     --------      --------
                                                                   (As restated)
                                                                         (In thousands)
OPERATING ACTIVITIES:
   Net income.....................................................   $  4,948      $  2,561
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization..............................      1,052           707
       Provision for loan losses..................................      1,500           850
       Net realized gains on securities available-for-sale........        (10)         (531)
       Net gain on sale of mortgage loans.........................          -           (29)
       Other changes in assets and liabilities:
         Accrued interest receivable and other assets.............     (2,904)        1,794
         Accrued expenses and other liabilities...................     (5,353)           46
                                                                     --------      --------
         Cash provided by (used in) operating activities..........       (767)        5,398
                                                                     --------      --------

INVESTING ACTIVITIES:
   Merger related recapitalization related to the
     acquisition of Equality Bancorp, Inc.........................          -          (917)
   Adjustment to cash received in acquisition of branches.........       (312)            -
   Proceeds from maturities of securities held-to-maturity........      2,576           336
   Proceeds from maturities of securities available-for-sale......     42,928        21,338
   Proceeds from sales of securities available-for-sale...........        112         3,618
   Purchase of investment securities available-for-sale...........    (34,667)      (37,406)
   Loans made to customers, net of repayments.....................    (20,442)      (31,660)
   Proceeds from sale of mortgage loans...........................          -        68,550
   Purchase of bank-owned life insurance..........................       (664)         (218)
   Additions to premises and equipment............................       (364)       (1,688)
                                                                     --------      --------
         Cash provided by (used in) investing activities..........    (10,833)       21,953
                                                                     --------      --------

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits............................    (52,303)       35,422
   Net increase (decrease) in short-term borrowings...............     39,147       (30,755)
   Repayment of long-term debt....................................       (335)          (63)
   Proceeds from issuance of common stock.........................      2,496           274
   Payment of dividends...........................................       (913)         (490)
                                                                     --------      --------
         Cash provided by (used in) financing activities..........    (11,908)        4,388
                                                                     --------      --------

   Net increase (decrease) in cash and cash equivalents...........    (23,508)       31,739
   Cash and cash equivalents, beginning of period.................     71,634        47,143
                                                                     --------      --------
   Cash and cash equivalents, end of period.......................   $ 48,126      $ 78,882
                                                                     ========      ========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)


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

Comprehensive Income


      During the first quarter of 2002 and 2001, total comprehensive income amounted to $4.5 million and $3.9 million, respectively.


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

Restatement

    Allegiant's financial statements as of March 31, 2002 and for the quarter then ended, have been restated. The restatement reflects an increase in interest income and a decrease in amortization expense, a component of other expenses. Prior to the issuance of Allegiant's financial statements as of September 30, 2002 and for the three- and nine-month periods then ended, Allegiant restated the financial statements included in the Forms 10-Q for the quarters ended March 31, 2002 and June 30, 2002, as originally filed. The changes to the financial statements resulting from the restatement are described below.

    Interest Income and Loans. In the third quarter of 2002, Allegiant recognized a $700,000 loan fee which had not been accreted into income due to an accounting oversight during the three months ended March 31, 2002 and June 30, 2002 in accordance with SFAS 91. As a result, previously recorded interest income was understated by $234,000 for the three-month period ended March 31, 2002. Loans, at March 31, 2002, were decreased by $466,000.

    Amortization Expense and Goodwill. In the third quarter of 2002, Allegiant adopted SFAS 147, Acquisition of Certain Financial Institutions. As permitted by the new accounting standard issued on October 1, 2002, Allegiant reclassified previously recorded intangible assets associated with branch acquisitions to goodwill. As required by SFAS 147, previously recorded amortization expense was decreased by $172,000 for the three-month period ended March 31, 2002. Goodwill (cost in excess of fair value of net assets acquired) was increased by $172,000 at March 31, 2002.

    As a result, the financial statements as of March 31, 2002 and for the quarter then ended and related disclosures included in this quarterly report, have been restated to reflect the restatement of interest income and amortization expense. The effect of restatement on the quarter ended March 31, 2002, is shown in the table below:

                                                            Quarter Ended
                                                              March 31,
                                                                2002
                                                            -------------
                                                            (In thousands)
Net income, as previously reported...............             $   4,631
Impact of restatement for:
   Interest income understatement................                   145
   Amortization expense..........................                   172
                                                              ---------
Net income, as restated..........................             $   4,948
                                                              =========

    As a result of the foregoing accounting adjustments, Allegiant's consolidated financial statements have been restated from the amounts previously reported as of March 31, 2002 and for the quarter then ended. The principal effects of these adjustments on the accompanying financial statements are set forth below:


Condensed Consolidated Statements of Income - Restatements
                                                   Quarter Ended
                                                  March 31, 2002
                                          ------------------------------
                                          As Previously
                                            Reported         As Restated
                                          -------------      -----------
                                       (In thousands, except per share data)
Interest income....................         $  30,000         $  30,234
Other expenses.....................            10,865            10,693
Income before income taxes.........             6,565             6,971
Provision for income tax...........             1,934             2,023
     Net Income....................         $   4,631         $   4,948

Per share data:
   Earnings per share:
     Basic.........................         $    0.30         $    0.32
     Diluted.......................              0.30              0.32


Condensed Consolidated Balance Sheets - Restatements

                                               As of March 31, 2002
                                          ------------------------------
                                          As Previously
                                            Reported         As Restated
                                          -------------      -----------
                                              (Dollars in thousands)
Cost in excess of fair value of
 net assets acquired...............        $   56,280        $   56,452
Loans..............................         1,432,257         1,431,791
Total assets.......................         2,157,997         2,158,169
Retained earnings..................            30,941            31,258
Total shareholders' equity.........           143,819           144,136

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)


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

OVERVIEW


         We are a bank holding company headquartered in St. Louis, Missouri. Our bank subsidiaries, Allegiant Bank, Bank of Ste. Genevieve, Bank of
St. Charles County and State Bank of Jefferson County, offer full-service banking and personal trust services to individuals, commercial business and municipalities in the St. Louis metropolitan area. Our services include commercial, real estate and installment loans, checking, savings and time deposit accounts, personal trust and other fiduciary services and other financial services such as securities brokerage, insurance and safe deposit boxes. As of March 31, 2002, we reported, on a consolidated basis, total assets of $2.2 billion, loans of $1.4 billion, deposits of $1.6 billion and shareholders' equity of $144.1 million.


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

RESULTS OF OPERATIONS


         Net income for the three months ended March 31, 2002 was $4.98 million, a 93% increase over the $2.56 million earned for the first quarter of 2001. Basic earnings per share were $0.32 for the first quarter of 2002 compared to $0.29 for the first quarter of 2001. Diluted earnings per share increased 10.3% to $0.32 for the first quarter of 2002 compared to $0.29 for the first quarter of 2001. The annualized return on average assets for the first quarter of 2002 was 0.92%, compared to the 0.91% annualized return on average assets reported for the first quarter of 2001. The return on average equity on an annualized basis was 14.0% for the first quarter of 2002 compared to 12.8% for the first quarter of 2001.

         As a result of newly effective accounting pronouncements, we have discontinued the amortization of goodwill in 2002 and will periodically determine whether the carrying value of our goodwill is impaired. As required by these pronouncements, we continue to amoritze core deposit premiums and other identifiable intangibles as a noncash charge that increases our operating expenses. Intangible asset amortization included as an operating expense totaled $271,000 and $237,000 for the three-month periods ended March 31, 2002 and 2001, respectively. Cash net income, which adjusts earnings to exclude amortization, was $5.2 million and $2.8 million for the quarters ended March 31, 2002 and 2001, respectively. Basic cash earnings per share increased to $0.33 in the first quarter of 2002 compared to $0.32 in the first quarter of 2001. Diluted cash earnings per share increased to $0.32 in the recently completed quarter compared to $0.31 in the 2001 period.


         Total assets at March 31, 2002 were $2.16 billion and reflected an 89% increase from March 31, 2001. Total loans increased to $1.4 billion and total deposits increased to $1.6 billion at March 31, 2002.


         Net Interest Income. Net interest income for the three months ended March 31, 2002 was $15.1 million, a 67% increase compared to the $9.0 million reported for the first quarter of 2001. This $6.1 million increase was attributable to an increase of $912 million in average earning assets primarily from our September 2001 acquisition of Southside Bancshares Corp. The $7.8 million increase in interest income was partially offset by a $1.7 million increase in interest expense. The increase in interest expense was the result of an $865 million increase in average interest-bearing liabilities partially offset by a decrease of 233 basis points in the average interest rate paid between the periods.

         Net interest margin for the first quarter of 2002 decreased 37 basis points compared to the first quarter of 2001. The earning assets yield decreased 246 basis points while the overall interest rate paid on interest-bearing liabilities decreased 233 basis points. The net interest spread decreased 13 basis points comparing the first quarter 2002 to the first quarter 2001. The decreases in the net interest margin and spread were the result of the sharp drop in general interest rates in the beginning of 2001 and the yields on assets decreasing more rapidly than the interest rates on liabilities.


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


               DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                  Three Months Ended March 31,
                                               --------------------------------------------------------------------
                                                             2002                               2001
                                               -------------------------------   ---------------------------------
                                                Average    Int. Earned/  Yield/     Average    Int. Earned/  Yield/
                                                Balance       Paid       Rate       Balance       Paid        Rate
                                               ----------  ------------  ------   ------------  -----------  ------
Assets                                                                  (Dollars in thousands)
Interest-earning assets:
   Loans (1) (3).............................  $1,480,520    $25,107      6.88%    $  872,191     $19,636     9.13%
   Taxable investment securities.............     427,296      4,703      4.46        134,709       2,315     6.97
   Non-taxable investment securities (2).....      35,780        368      4.17          5,541          80     5.86
   Federal funds sold and other
     investments.............................      14,528         56      1.56         33,218         449     5.48
                                               ----------    -------               ----------     -------
      Total interest-earning assets..........   1,958,124     30,234      6.26      1,045,659      22,480     8.72
                                               ----------    -------               ----------     -------

Non interest-earning assets:
   Cash and due from banks...................      41,763                              30,509
   Premises and equipment....................      48,107                              19,358
   Other assets..............................     126,014                              42,728
   Allowance for loan losses.................     (18,709)                            (11,604)
                                               ----------                           ---------
      Total assets...........................  $2,155,299                          $1,126,650
                                               ==========                          ==========

Liabilities and shareholders' equity
Interest-bearing liabilities:
   Money market/NOW accounts.................  $  417,694    $ 1,693      1.64%    $  207,110     $ 2,152     4.21%
   Savings deposits..........................     203,563      1,518      3.02         27,653         139     2.04
   Certificates of deposit...................     594,610      4,636      3.16        424,700       6,498     6.21
   Certificates of deposit over $100,000.....     181,972      1,704      3.80         80,132       1,128     5.71
   IRA certificates..........................      87,242      1,095      5.09         45,984         769     6.78
                                               ----------    -------               ----------     -------
      Total interest-bearing deposits........   1,485,081     10,646      2.91        785,579      10,686     5.52
                                               ----------    -------               ----------     -------

   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings..............................      86,578        648      3.04        107,653       1,572     5.92
   Other borrowings..........................     195,437      2,466      5.12         48,669         760     6.33
   Guaranteed preferred beneficial
     interests in subordinated debentures....      57,250      1,372      9.72         17,250         442    10.39
                                               ----------    -------               ----------     -------
      Total interest-bearing liabilities.....   1,824,346     15,132      3.36        959,151      13,460     5.69
                                               ----------    -------               ----------     -------

Non interest-bearing liabilities and equity:
   Demand deposits...........................     171,624                              79,540
   Other liabilities.........................      17,479                               8,052
   Shareholders' equity......................     141,850                              79,907
                                               ----------                          ----------
      Total liabilities and shareholders'
       equity................................  $2,155,299                          $1,126,650
                                               ==========                          ==========
   Net interest income.......................                $14,868                              $ 9,020
                                                             =======                              =======

Net interest spread..........................                             2.90%                               3.03%
Net interest margin..........................                             3.13                                3.50

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

                                            RATE/VOLUME ANALYSIS

                                                                        Quarter Ended March 31, 2002
                                                                               Compared to the
                                                                        Quarter Ended March 31, 2001
                                                                --------------------------------------------
                                                                Volume             Rate           Net Change
                                                                -------           -------         ----------
                                                                               (In thousands)
Interest earned on:
Loans.....................................................      $11,152           $(5,681)         $ 5,471
Taxable investment securities.............................        3,479            (1,091)           2,388
Non-taxable investment securities.........................          319               (31)             288
Federal funds sold and other investments..................         (173)             (220)            (393)
                                                                -------           -------          -------
     Total interest income................................       14,777            (7,023)           7,754
                                                                -------           -------          -------

Interest paid on:
Money market/NOW accounts.................................        1,353            (1,812)            (459)
Savings deposits..........................................        1,284                95            1,379
Certificates of deposit...................................        2,030            (3,892)          (1,862)
Certificates of deposit over $100,000.....................        1,054              (478)             576
IRA certificates..........................................          555              (229)             326
Federal funds purchased, repurchase agreements and
  other short-term borrowings.............................         (266)             (658)            (924)
Other borrowings..........................................        1,879              (173)           1,706
Guaranteed preferred beneficial interests
  in subordinated debentures..............................          961               (31)             930
                                                                -------           -------          -------
     Total interest expense...............................        8,850            (7,178)           1,672
                                                                -------           -------          -------

     Net interest income..................................      $ 5,927           $   155          $ 6,082
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


         Other Expenses. For the three months ended March 31, 2002 compared to the first quarter of 2001, other expenses increased 64%, to $10.7 million from $6.5 million. The increased expenses reflected the expenses related to operating the branches acquired in our business combination with Southside in September 2001, as well as the five St. Louis branches acquired from Guardian Savings in December 2001.


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


         Our efficiency ratio was 56% for the quarter ended March 31, 2002 compared to 56% for the first quarter of 2001.

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

         The following table summarizes the composition of our loan portfolio at the dates indicated:


                                            LENDING AND CREDIT MANAGEMENT
                                               March 31,                December 31,                 March 31,
                                                 2002                       2001                       2001
                                         ---------------------      ---------------------       -------------------
                                                      Percent                    Percent                   Percent
                                           Amount     of Total        Amount     of Total        Amount    of Total
                                         ----------   --------      ----------   --------       --------   --------
                                                                  (Dollars in thousands)
Commercial, financial,
  agricultural, municipal and
  industrial development.............    $  257,312     17.75%      $  255,181     17.97%       $178,301    20.85%
Real estate - construction...........       168,974     11.66          164,831     11.61         129,823    15.18
Real estate - mortgage:
   One- to four-family residential...       309,083     21.32          313,547     22.08         199,104    23.28
   Multi-family and commercial.......       649,241     44.80          607,550     42.79         311,814    36.46
Consumer and other...................        66,377      4.58           79,749      5.62          36,836     4.31
Less unearned income.................        (1,666)    (0.11)          (1,062)    (0.07)           (733)   (0.08)
                                         ----------    ------       ----------    ------        --------   ------
     Total loans(1)..................    $1,449,321    100.00%      $1,419,796    100.00%       $855,145   100.00%
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


             SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                         Three Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                          2002         2001
                                                                       ----------    --------
                                                                       (Dollars in thousands)
Allowance for loan losses (beginning of period).................       $   18,905    $ 11,433
Loans charged off:
   Commercial, financial, agricultural,
     municipal and industrial development.......................             (976)        (96)
   Real estate - construction...................................           (1,127)       (400)
   Real estate - mortgage:
      One- to four-family residential...........................             (403)          -
      Multi-family and commercial...............................             (121)         38
   Consumer and other...........................................             (365)        (15)
                                                                       ----------    --------
Total loans charged off.........................................           (2,992)       (473)
                                                                       ----------    --------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
     municipal and industrial development.......................               34          19
   Real estate - construction...................................                -           -
   Real estate - mortgage:
      One- to four-family residential...........................                -         157
      Multi-family and commercial...............................                -          31
   Consumer and other...........................................               83           3
                                                                       ----------    --------
Total recoveries................................................              117         210
                                                                       ----------    --------

Net loans charged off...........................................           (2,875)       (263)
                                                                       ----------    --------
Provision for loan losses.......................................            1,500         850
                                                                       ----------    --------
Allowance for loan losses (end of period).......................       $   17,530    $ 12,020
                                                                       ==========    ========

Loans outstanding:
    Average.....................................................       $1,480,520    $872,191
    End of period...............................................        1,431,791     843,125

Ratios:
    Net charge-offs to average loans............................             0.19%       0.03%
    Net charge-offs to provision for loan losses................           191.67       30.94
    Provision for loan losses to average loans .................             0.10        0.10
    Allowance for loan loss to total loans......................             1.22        1.40

         Deposits. Total deposits increased $741.8 million or 83%, at March 31, 2002 compared to March 31, 2001. The increase in deposits was primarily the result of the Southside acquisition. Non interest-bearing deposits totaled $176.9 million at March 31, 2002. We have been successful in expanding our deposit base while maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.


         The following table summarizes deposits as of the dates indicated:



                                     DEPOSIT LIABILITY COMPOSITION

                                 March 31,               December 31,              March 31,
                                   2002                     2001                     2001
                           ----------------------   ---------------------    --------------------
                                         Percent                 Percent                 Percent
                             Amount      of Total     Amount     of Total     Amount     of Total
                           ----------    --------   ----------   --------    --------    --------
                                                    (Dollars in thousands)
Demand deposits..........  $  176,935     10.82%    $  201,216     11.92%    $ 94,070      10.53%
NOW accounts.............     124,364      7.60        113,887      6.75       36,458       4.08
Money market accounts....     295,642     18.08        301,648     17.87      175,280      19.62
Savings deposits.........     220,424     13.48        185,652     11.00       28,340       3.17
Certificates of deposit..     566,421     34.64        602,295     35.69      433,880      48.56
Certificates of deposit
  over $100,000..........     165,511     10.12        195,048     11.56       78,625       8.80
IRA certificates.........      86,015      5.26         87,869      5.21       46,853       5.24
                           ----------    ------     ----------    ------     --------     ------
     Total deposits        $1,635,312    100.00%    $1,687,615    100.00%    $893,506     100.00%
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


         Capital Resources. Total shareholders' equity was $144.1 million at March 31, 2002, compared to $138.1 million at year-end 2001. The increase in total equity was primarily the result of earnings retention and $2.5 million in options exercised for our common stock.


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

         As of March 31, 2002, December 31, 2001 and March 31, 2001, Allegiant's and Allegiant Bank's capital ratios were as follows:


                                        March 31, 2002               December 31, 2001            March 31, 2001
                                  --------------------------   --------------------------   --------------------------
                                  Allegiant   Allegiant Bank   Allegiant   Allegiant Bank   Allegiant   Allegiant Bank
                                  ---------   --------------   ---------   --------------   ---------   --------------
Total capital
   (to risk-weighted assets)...     10.16%        10.50%         10.01%        10.48%         10.97%          11.92%
Tier 1 capital
   (to risk-weighted assets)...      8.51          9.40           8.11          9.62           9.71           10.67
Tier 1 capital
   (to average assets).........      6.52          7.30           6.32          7.62           7.66            8.39



         As of March 31, 2002, our other three subsidiary banks had the following capital ratios:

                                         Bank of                   State Bank of                   Bank of
                                     Ste. Genevieve              Jefferson County            St. Charles County
                                     --------------              ----------------            ------------------
Total capital
   (to risk-weighted assets)...           21.82%                      15.76%                       14.03%
Tier 1 capital
   (to risk-weighted assets)...           20.59                       14.75                        13.05
Tier 1 capital
   (to average assets).........           12.41                        9.71                        10.70

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

                                   ALLEGIANT BANCORP, INC.




November 14, 2002                     By:/s/ Thomas A. Daiber
                                      ----------------------------------------
                                      Thomas A. Daiber, Executive Vice
                                        President and Chief Financial Officer

                            CERTIFICATIONS

I, Shaun R. Hayes, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Allegiant
     Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


November 14, 2002                        By: /s/ Shaun R. Hayes
                                             -----------------------------
                                             Shaun R. Hayes, President and
                                               Chief Executive Officer




I, Thomas A. Daiber, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Allegiant
     Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


November 14, 2002                 By: /s/ Thomas A. Daiber
                                      ---------------------------------------
                                      Thomas A. Daiber, Executive Vice
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