Form 10-Q/A
period 2002-06-30
ALLEGIANT BANCORP INC/MO/
filed 2002-11-14
CIK 703970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-Q/A
                               AMENDMENT NO. 1



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

ALLEGIANT BANCORP, INC.
FORM 10-Q/A

         Explanatory Note: This Form 10-Q/A presents restated quarterly
         ----------------
condensed consolidated financial statements as of June 30, 2002 and for the quarter and six months then ended, for Allegiant Bancorp, Inc.
("Allegiant").

         In the third quarter of 2002, Allegiant adopted SFAS 147, Acquisition of Certain Financial Institutions. As permitted by the new accounting standard issued on October 1, 2002, we reclassified previously recorded intangible assets associated with branch acquisitions to goodwill. As required by SFAS 147, we restated previously reported 2002 six-month earnings to reflect the non-amortization of goodwill related to our branch acquisitions. For the three months and six months ended June 30, 2002 the impact related to the implementation of SFAS 147 was to increase net income by $172,000 and $345,000, and increase diluted earnings per share by $0.01 and $0.02 per share.

         At the same time, we also restated previously reported 2002 six-month earnings to recognize the impact of a $700,000 deferred loan fee which had not been accreted into income due to an accounting oversight during the three months ended March 31, 2002 and June 30, 2002 in accordance with SFAS 91, Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. For the three and six months ended June 30, 2002, the impact for the loan fee correction was to increase net income by $146,000 and $291,000, and diluted earnings per share by $0.01 and $0.02 per share.

         The matters relating to the restatement have a financial statement impact for the periods covered by this 10-Q/A as follows:

                                                 Quarter Ended                   Six Months Ended
                                                 June 30, 2002                     June 30, 2002
                                         -----------------------------    ------------------------------
                                         As Previously                    As Previously
                                           Reported        As Restated      Reported         As Restated
                                         -------------     -----------    -------------      -----------
                                                      (In thousands, except per share data)
Interest income....................      $  30,640         $  30,875        $  60,639         $  61,108
Other expenses.....................         12,057            11,885           22,922            22,578
Income before income taxes.........          7,975             8,382           14,539            15,353
Provision for income tax...........          2,895             2,984            4,829             5,007
     Net Income....................      $   5,080         $   5,398        $   9,710         $  10,346

Per share data:
   Earnings per share:
     Basic.........................      $    0.32         $    0.34        $    0.62         $    0.67
     Diluted.......................           0.32              0.34             0.61              0.65

         The principal effects of the change on the accompanying financial statements are presented in the Notes to the condensed consolidated financial statements.

         For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Allegiant has amended and restated in its entirety each item of Allegiant's Form 10-Q for the quarter and six months ended June 30, 2002, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

ALLEGIANT BANCORP, INC.
FORM 10-Q/A

                                                        INDEX
                                                                                                               Page


PART 1.    FINANCIAL INFORMATION..................................................................................1
     ITEM 1.   FINANCIAL STATEMENTS (AS RESTATED).................................................................1
         CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 30, 2002 AND 2001
         (UNAUDITED) AND DECEMBER 31, 2001........................................................................1
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS AND SIX MONTHS
         ENDED JUNE 30, 2002 AND 2001.............................................................................2
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) (AS RESTATED) - SIX MONTHS ENDED JUNE 30,
           2002...................................................................................................3
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED
           JUNE 30, 2002 AND 2001.................................................................................4
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (AS RESTATED)...........................5
     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (AS RESTATED)....................................................................9
         DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES - THREE MONTHS
           ENDED JUNE 30, 2002 AND 2001..........................................................................13
         DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES - SIX MONTHS
           ENDED JUNE 30, 2002 AND 2001..........................................................................14
         RATE/VOLUME ANALYSIS - QUARTER ENDED JUNE 30, 2002 AND SIX MONTHS
           ENDED JUNE 30, 2002...................................................................................15
         INVESTMENT SECURITIES PORTFOLIO.........................................................................17
         LENDING AND CREDIT MANAGEMENT...........................................................................18
         RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS............................................20
         SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION.................................................22
         DEPOSIT LIABILITY COMPOSITION...........................................................................23
         LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES..............................................................24
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................26
PART II.  OTHER INFORMATION......................................................................................26
     ITEM 4.  SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................26
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................27
         SIGNATURES..............................................................................................28
         CERTIFICATIONS..........................................................................................29
         EXHIBIT INDEX...........................................................................................30
         EXHIBIT 11.1 COMPUTATION OF EARNINGS PER SHARE..........................................................31
         EXHIBIT 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER...................................................32
         EXHIBIT 99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER...................................................33

PART 1.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS (AS RESTATED)

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30,        December 31,        June 30,
                                                                    2002              2001              2001
                                                                (Unaudited)                         (Unaudited)
                                                                -----------       ------------      -----------
                                                               (As restated)
                                                                             (Dollars in thousands)
ASSETS:
Cash and due from banks...................................      $    41,963       $    56,992       $    30,168
Federal funds sold and other investments..................            9,902            14,642             8,964
Investment securities:
   Available-for-sale (at estimated market value).........          435,408           439,038           157,807
   Held-to-maturity (estimated market value of
     $19,209, $24,532 and $4,580, respectively)...........           19,040            24,599             4,618
   Loans, net of allowance for loan losses of
     $18,314, $18,905 and $12,368, respectively...........        1,492,950         1,400,891           872,217
Loans held for sale.......................................           45,611            61,459            16,739
Premises and equipment....................................           47,084            47,941            19,219
Accrued interest and other assets.........................           72,259            68,506            36,944
Cost in excess of fair value of net assets acquired.......           56,182            56,411            10,300
                                                                -----------       -----------       -----------
     Total assets.........................................      $ 2,220,399       $ 2,170,479       $ 1,156,976
                                                                ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing...................................      $   175,233       $   201,216       $    89,571
   Interest bearing.......................................        1,262,661         1,291,351           681,498
   Certificates of deposit of $100,000 or more............          164,976           195,048           100,741
                                                                -----------       -----------       -----------
     Total deposits.......................................        1,602,870         1,687,615           871,810
                                                                -----------       -----------       -----------
Short-term borrowings.....................................           83,586            73,027            34,239
Federal Home Loan Bank advances...........................          305,784           196,191           145,034
Guaranteed preferred beneficial interests in
   Subordinated debentures................................           57,250            57,250            17,250
Accrued expenses and other liabilities....................           16,592            18,328             4,531
                                                                -----------       -----------       -----------
     Total liabilities....................................        2,066,082         2,032,411         1,072,864
                                                                -----------       -----------       -----------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized 20,000,000
     shares; issued 15,847,511 shares, 15,209,566 shares
     and 8,976,306 shares, respectively...................              162               157                95
   Capital surplus........................................          115,326           111,234            61,371
   Retained earnings......................................           35,639            27,223            20,545
   Accumulated other comprehensive income (loss)..........            3,190              (546)            2,101
                                                                -----------       -----------       -----------
     Total shareholders' equity...........................          154,317           138,068            84,112
                                                                -----------       -----------       -----------
     Total liabilities and shareholders' equity...........      $ 2,220,399       $ 2,170,479       $ 1,156,976
                                                                ===========       ===========       ===========

See Notes to Condensed Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                       June 30,
                                                           -------------------------      --------------------------
                                                                (In thousands, except share and per share data)
                                                               2002          2001             2002           2001
                                                           -----------    ----------      -----------     ----------
                                                          (As restated)                  (As restated)
Interest income:
   Interest and fees on loans.........................     $    25,538     $   18,693     $    50,644     $   38,329
   Investment securities..............................           5,274          2,469          10,345          4,864
   Federal funds sold and overnight investments.......              63            359             119            808
                                                           -----------     ----------     -----------     ----------
     Total interest income............................          30,875         21,521          61,108         44,001
                                                           -----------     ----------     -----------     ----------

Interest expense:
   Deposits...........................................           9,611          9,919          20,258         20,604
   Short-term borrowings..............................           1,098          1,448           1,746          3,020
   Federal Home Loan Bank advances....................           2,490            986           4,955          1,746
   Guaranteed preferred beneficial interests in
     subordinated debentures..........................           1,372            442           2,743            885
                                                           -----------     ----------     -----------     ----------
     Total interest expense...........................          14,571         12,795          29,702         26,255
                                                           -----------     ----------     -----------     ----------

Net interest income...................................          16,304          8,726          31,406         17,746
Provision for loan losses.............................           2,000            850           3,500          1,700
                                                           -----------     ----------     -----------     ----------
Net interest income after provision
   for loan losses....................................          14,304          7,876          27,906         16,046
                                                           -----------     ----------     -----------     ----------

Other income:
   Service charges on deposits........................           1,769            992           3,396          1,947
   Net gain on sale of securities.....................           1,683            383           1,692            915
   Other income.......................................           2,511          1,994           4,936          3,264
                                                           -----------     ----------     -----------     ----------
     Total other income...............................           5,963          3,369          10,024          6,126
                                                           -----------     ----------     -----------     ----------

Other expenses:
   Salaries and employee benefits.....................           6,166          3,903          11,770          7,499
   Occupancy and furniture and equipment..............           1,796            999           3,424          2,040
   Other operating expenses...........................           3,923          2,049           7,383          3,945
                                                           -----------     ----------     -----------     ----------
     Total other expenses.............................          11,885          6,951          22,577         13,484
                                                           -----------     ----------     -----------     ----------

Income before income taxes............................           8,382          4,294          15,353          8,688
Provision for income taxes............................           2,984          1,490           5,007          3,323
                                                           -----------     ----------     -----------     ----------
     Net Income.......................................     $     5,398     $    2,804     $    10,346     $    5,365
                                                           ===========     ==========     ===========     ==========

Per share data:
   Earnings per share:
     Basic............................................     $      0.34     $     0.31     $      0.67     $     0.60
     Diluted..........................................            0.34           0.31            0.65           0.60
   Weighted average common shares oustanding:
     Basic............................................      15,698,542      8,912,501      15,538,832      8,868,572
     Diluted..........................................      16,088,947      8,977,700      15,882,188      8,932,375

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) (AS RESTATED)


                                                                            Accumulated
                                                                               Other            Total
                                       Common      Capital     Retained    Comprehensive   Shareholders'    Comprehensive
                                        Stock      Surplus     Earnings     Gain (Loss)        Equity           Income
                                     ---------   -----------  ---------    -------------   -------------    -------------
                                                                        (In thousands)
Balance December 31, 2001......      $     157   $   111,234  $  27,223     $      (546)   $    138,068
Net income.....................              -             -     10,346               -          10,346      $    10,346
Change in net unrealized gains
   (losses) on available-for-
   sale securities.............              -             -          -           3,736           3,736            3,736
                                                                                                             -----------
Comprehensive income...........              -             -          -               -               -      $    14,082
                                                                                                             ===========
Issuance of common stock.......              5         4,092          -               -           4,097
Dividends......................              -             -     (1,930)              -          (1,930)
                                     ---------   -----------  ---------     -----------    ------------
Balance June 30, 2002..........      $     162   $   115,326  $  35,639     $     3,190    $    154,317
                                     =========   ===========  =========     ===========    ============


Reclassification adjustments:
Unrealized gains on
   available-for-sale securities                                            $     5,428
Less:
   Reclassification adjustment for
     gains realized included in net
       income..................                                                   1,692
                                                                            -----------
Net unrealized gains on
   available-for-sale securities                                            $     3,736
                                                                            ===========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                        -------------------------
                                                                           2002           2001
                                                                        ----------     ----------
                                                                       (As restated)
                                                                             (In thousands)
OPERATING ACTIVITIES:
   Net income....................................................       $   10,346     $    5,365
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization.............................            2,175          1,435
       Provision for loan losses.................................            3,500          1,700
       Net gain on sale of fixed assets..........................              (67)             -
       Net realized gains on securities available-for-sale.......           (1,692)          (915)
       Net gain on sale of mortgage loans........................                -            (20)
       Other changes in assets and liabilities:
         Accrued interest receivable and other assets............           (4,518)         1,322
         Accrued expenses and other liabilities..................           (1,736)        (3,102)
                                                                        ----------     ----------
           Cash provided by operating activities.................            8,008          5,785
                                                                        ----------     ----------

INVESTING ACTIVITIES:
   Merger-related recapitalization related to the acquisition
     of Equality Bancorp, Inc....................................                -           (922)
   Adjustment to cash received in acquisition of branches........             (312)             -
   Proceeds from maturities of securities held-to-maturity.......            5,559            582
   Proceeds from maturities of securities available-for-sale.....           69,854         35,778
   Proceeds from sales of securities available-for-sale..........           81,638          5,127
   Purchase of investment securities available-for-sale..........         (140,432)       (66,576)
   Loans made to customers, net of repayments....................          (79,711)       (66,547)
   Proceeds from sale of mortgage loans..........................                -         67,432
   Purchase of bank-owned life insurance.........................           (1,237)        (5,506)
   Additions to premises and equipment...........................             (710)        (1,693)
                                                                        ----------     ----------
           Cash used in investing activities.....................          (65,351)       (32,325)
                                                                        ----------     ----------

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits...........................          (84,745)        13,726
   Net increase (decrease) in short-term borrowings..............          120,533        (30,523)
   Increase in long-term debt....................................                -         35,000
   Repayment of long-term debt...................................             (381)          (155)
   Proceeds from issuance of common stock........................            4,097          1,496
   Payment of dividends..........................................           (1,930)        (1,015)
                                                                        ----------     ----------
           Cash provided by financing activities.................           37,574         18,529
                                                                        ----------     ----------

   Net decrease in cash and cash equivalents.....................          (19,769)        (8,011)
   Cash and cash equivalents, beginning of period................           71,634         47,143
                                                                        ----------     ----------
   Cash and cash equivalents, end of period......................       $   51,865     $   39,132
                                                                        ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(AS RESTATED)


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

Comprehensive Income


         During the second quarter of 2002 and 2001, total comprehensive income amounted to $9.5 million and $2.8 million, respectively. Year-to-date comprehensive income for the first half of 2002 and 2001 was $14.1 million and $6.7 million, respectively.


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

Restatement

         Allegiant's financial statements as of June 30, 2002 and for the three-month and six-month periods then ended, have been restated. The restatement reflects an increase in interest income and a decrease in amortization expense, a component of other expenses. Prior to the issuance of Allegiant's financial statements as of September 30, 2002 and for the three- and nine-month periods then ended, Allegiant restated the financial statements included in the Forms 10-Q for the quarters ended March 31, 2002 and June 30, 2002, as originally filed. The changes to the financial statements resulting from the restatement are described below.

         Interest Income and Loans. In the third quarter of 2002, Allegiant recognized a $700,000 loan fee which had not been accreted into income due to an accounting oversight during the three months ended March 31, 2002 and June 30, 2002 in accordance with SFAS 91. As a result, previously recorded interest income was understated by $235,000 for the three-month period ended June 30, 2002 and $469,000 for the six-month period 2002. Loans, at June 30, 2002, decreased by $231,000.

         Amortization Expense and Goodwill. In the third quarter of 2002, Allegiant adopted SFAS 147, Acquisition of Certain Financial Institutions. As permitted by the new accounting standard issued on October 1, 2002, Allegiant reclassified previously recorded intangible assets associated with branch acquisitions to goodwill. As required by SFAS 147, previously reported amortization expense was decreased by $172,000 for the three-month period ended June 30, 2002 and $345,000 for the six-month period ended June 30, 2002. Goodwill (cost in excess of fair value of net assets acquired) was increased by $345,000 at June 30, 2002.

         As a result, the financial statements as of June 30, 2002 and for the three-month and six-month periods then ended and related disclosures included in this quarterly report, have been restated to reflect the restatement of interest income and amortization expense. The effect of restatement on the quarter and six-month periods ended June 30, 2002, is shown in the table below:


                                                           Quarter                    Six Months
                                                            Ended                       Ended
                                                           June 30,                    June 30,
                                                             2002                        2002
                                                         -----------                 -----------
                                                                      (In thousands)
Net income, as previously reported...............        $     5,080                 $     9,710
Impact of restatement for:
   Interest income understatement................                146                         291
   Amortization expense..........................                172                         345
                                                         -----------                 -----------
Net income, as restated..........................        $     5,398                 $    10,346
                                                         ===========                 ===========

         As a result of the foregoing accounting adjustments, Allegiant's consolidated financial statements have been restated from the amounts previously reported as of June 30, 2002 and for the three-month and six-month periods then ended. The principal effects of these adjustments on the accompanying financial statements are set forth below:



Condensed Consolidated Statements of Income - Restatements

                                                  Quarter Ended                    Six Months Ended
                                                  June 30, 2002                      June 30, 2002
                                         ------------------------------     -----------------------------
                                         As Previously                      As Previously
                                           Reported         As Restated        Reported       As Restated
                                         -------------      -----------     -------------     -----------
                                                       (In thousands, except per share data)
Interest income....................      $     30,640      $     30,875     $     60,639      $     61,108
Other expenses.....................            12,057            11,885           22,922            22,578
Income before income taxes.........             7,975             8,382           14,539            15,353
Provision for income tax...........             2,895             2,984            4,829             5,007
     Net Income....................      $      5,080      $      5,398     $      9,710      $     10,346

Per share data:
   Earnings per share:
     Basic.........................      $       0.32      $       0.34     $       0.62      $       0.67
     Diluted.......................              0.32              0.34             0.61              0.65


Condensed Consolidated Balance Sheets - Restatements

                                              As of June 30, 2002
                                         ------------------------------
                                         As Previously
                                           Reported         As Restated
                                         -------------      -----------
                                             (Dollars in thousands)
Cost in excess of fair value of
 net assets acquired...............       $    55,837       $    56,182
Loans..............................         1,493,181         1,492,950
Total assets.......................         2,220,285         2,220,630
Retained earnings..................            35,003            35,639
Total shareholders' equity.........           153,681           154,317

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

OVERVIEW


         We are a bank holding company headquartered in St. Louis, Missouri. Our bank subsidiaries, Allegiant Bank, Bank of Ste. Genevieve and State Bank of Jefferson County, offer full-service banking and personal trust services to individuals, commercial business and municipalities in the St. Louis metropolitan area. Our services include commercial, real estate and installment loans, checking, savings and time deposit accounts, personal trust and other fiduciary services and other financial services such as securities brokerage, insurance and safe deposit boxes. As of June 30, 2002, we reported, on a consolidated basis, total assets of $2.2 billion, loans of $1.5 billion, deposits of $1.6 billion and shareholders' equity of $154.3 million.

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

RESULTS OF OPERATIONS


         Net income for the three months ended June 30, 2002 was $5.40 million, a 93% increase over the $2.80 million earned in the second quarter of 2001. Basic earnings per share were $0.34 for the second quarter of 2002 compared to $0.31 for the second quarter of 2001. Diluted earnings per share increased 9.7% to $0.34 for the second quarter of 2002 compared to $0.31 for the second quarter of 2001. The annualized return on average assets for the second quarter of 2002 was 0.99%, compared to the 0.98% annualized return on average assets reported for the second quarter of 2001. The return on average equity on an annualized basis was 14.50% for the second quarter of 2002 compared to 13.58% for the second quarter of 2001.

         Net income for the six-month period ended June 30, 2002 was $10.35 million, a 93% increase over the $5.37 million earned in the six-month period ended June 30, 2001. Basic earnings per share were $0.67 and $0.60, respectively, for the six-month periods ended June 30, 2002 and 2001. Diluted earnings per share were $0.65 and $0.60, respectively, for the six-month periods ended June 30, 2002 and 2001. The annualized return on average assets for the first six months of 2002 was 0.95%, compared to the 0.94% annualized return on average assets reported for the first six months of 2001. The return on average equity on an annualized basis was 14.23% for the first six months of 2002 compared to 13.18% for the first six months of 2001.

         As a result of newly effective accounting pronouncements, we have discontinued the amortization of goodwill in 2002 and will periodically determine whether the carrying value of our goodwill is impaired. As required by these pronouncements, we continue to amortize core deposit premiums and other identifiable intangibles as a noncash charge that increases our operating expenses. Intangible asset amortization included as an operating expense totaled $271,000 and $238,000 for the three-month periods ended June 30, 2002 and 2001, respectively. Intangible asset amortization included as an operating expense totaled $541,000 and $474,000 for the six-month periods ended June 30, 2002 and 2001, respectively.


         Total assets at June 30, 2002 were $2.2 billion and reflected a 92% increase from June 30, 2001. Total loans increased to $1.5 billion and total deposits increased to $1.6 billion at June 30, 2002.


         Net Interest Income. Net interest income for the three months ended June 30, 2002 was $16.30 million, an 87% increase compared to the $8.73 million reported for the second quarter of 2001. This $7.58 million increase was attributable to an increase of $929 million in average earning assets primarily from our September 2001 acquisition of Southside Bancshares Corp. The $9.35 million increase in interest income was partially offset by a $1.78 million increase in interest expense. The increase in interest expense was the result of an $888 million increase in average interest-bearing liabilities partially offset by a decrease of 215 basis points in the average interest rate paid between the periods.

         Net interest margin for the second quarter of 2002 decreased 1 basis point compared to the second quarter of 2001. The earning assets yield decreased 190 basis points while the overall interest rate paid on interest-bearing liabilities decreased 215 basis points. The net interest spread increased 25 basis points comparing the second quarter 2002 to the second quarter 2001.


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


         Net interest income for the six months ended June 30, 2002 was $31.41 million, a 77% increase compared to the $17.75 million reported for the second quarter of 2001. This $13.66 million increase was attributable to an increase of $921 million in average earning assets primarily from our September 2001 acquisition of Southside Bancshares Corp. The $17.1 million increase in interest income was partially offset by a $3.45 million increase in interest expense.

The increase in interest expense was the result of an $878 million increase in average interest-bearing liabilities partially offset by a decrease of 224 basis points in the average interest rate paid between the periods.

         Net interest margin for the first six months of 2002 decreased 18 basis points compared to the first six months of 2001. The earning assets yield decreased 217 basis points while the overall interest rate paid on interest-bearing liabilities decreased 224 basis points. The net interest spread increased 7 basis points comparing the year-to-date 2002 to the year-to-date 2001.

         The following table sets forth the condensed average balance sheets for the quarterly periods reported. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported.


               DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                     Three Months Ended June 30,
                                                ---------------------------------------------------------------------
                                                              2002                                 2001
                                                --------------------------------     --------------------------------
                                                  Average   Int. earned/  Yield/       Average   Int. earned/  Yield/
                                                  Balance       Paid       Rate        Balance       Paid       Rate
                                                  -------       ----       ----        -------       ----       ----
Assets:                                                                    (Dollars in thousands)
Interest earning assets:
  Loans(1) (3)..............................    $1,512,765    $  25,538    6.77%     $  883,209    $  18,693    8.49%
  Taxable investment securities.............       438,155        4,908    4.49         145,279        2,386    6.59
  Non-taxable investment securities(2)......        34,887          366    4.21           5,811           83    5.73
  Federal funds sold and other
    investments.............................         8,149           63    3.10          30,643          359    4.70
                                                ----------    ---------              ----------    ---------
      Total interest earning assets.........     1,993,956       30,875    6.21       1,064,942       21,521    8.11
                                                ----------    ---------              ----------    ---------

Non-interest earning assets:
  Cash and due from banks...................        35,372                               25,232
  Premises and equipment....................        47,368                               19,366
  Other assets..............................       129,174                               47,207
  Allowance for loan losses.................       (17,430)                             (12,040)
                                                ----------                           ----------
      Total assets..........................    $2,188,440                           $1,144,707
                                                ==========                           ==========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts.............    $  420,983    $   1,747    1.66%     $  220,367    $   2,006    3.65%
  Savings deposits..........................       203,649        1,019    2.01          29,339          149    2.04
  Certificates of deposit...................       568,737        4,460    3.15         395,830        5,702    5.78
  Certificates of deposit over $100,000.....       160,489        1,379    3.45          93,652        1,282    5.49
  IRA certificates..........................        84,839        1,006    4.76          45,845          780    6.82
                                                ----------    ---------              ----------    ---------
      Total interest bearing deposits.......     1,438,697        9,611    2.68         785,033        9,919    5.07
                                                ----------    ---------              ----------    ---------

  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings..............................       165,485        1,098    2.66         100,995        1,448    5.75
  Other borrowings..........................       195,068        2,490    5.12          65,196          986    6.07
  Guaranteed preferred beneficial
    interest in subordinated debentures.....        57,250        1,372    9.61          17,250          442   10.28
                                                ----------    ---------              ----------    ---------
      Total interest bearing liabilities....     1,856,500       14,571    3.15         968,474       12,795    5.30
                                                ----------    ---------              ----------    ---------

Non-interest bearing liabilities and equity:
  Demand deposits...........................       168,914                               85,568
  Other liabilities.........................        14,136                                8,094
  Shareholders' equity......................       148,890                               82,571
                                                ----------                           ----------
      Total liabilities and shareholders'
        equity..............................    $2,188,440                           $1,144,707
                                                ==========                           ==========
      Net interest income...................                  $  16,304                            $   8,726
                                                              =========                            =========
      Net interest spread...................                               3.06%                                2.81%
      Net interest margin...................                               3.28                                 3.29

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

               DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                      Six Months Ended June 30,
                                                ---------------------------------------------------------------------
                                                              2002                                 2001
                                                --------------------------------     --------------------------------
                                                  Average   Int. earned/  Yield/       Average   Int. earned/  Yield/
                                                  Balance       Paid       Rate        Balance       Paid       Rate
                                                  -------       ----       ----        -------       ----       ----
Assets:                                                                    (Dollars in thousands)
Interest earning assets:
  Loans(1) (3)..............................    $1,496,567    $  50,644    6.82%     $  877,730    $  38,329    8.81%
  Taxable investment securities.............       432,787        9,611    4.48         139,971        4,701    6.77
  Non-taxable investment securities(2)......        35,331          734    4.19           5,729          163    5.74
  Federal funds sold and other
    investments.............................        11,336          119    2.12          31,923          808    5.10
                                                ----------    ---------              ----------    ---------
      Total interest earning assets.........     1,976,021       61,108    6.24       1,055,353       44,001    8.41
                                                ----------    ---------              ----------    ---------

Non-interest earning assets:
  Cash and due from banks...................        38,763                               25,955
  Premises and equipment....................        47,752                               19,318
  Other assets..............................       127,536                               46,800
  Allowance for loan losses.................       (18,052)                             (11,823)
                                                ----------                           ----------
      Total assets..........................    $2,172,020                           $1,135,603
                                                ==========                           ==========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts.............    $  420,351    $   3,440    1.65%     $  213,775    $   4,158    3.92%
  Savings deposits..........................       203,606        2,538    2.51          28,500          288    2.04
  Certificates of deposit...................       578,854        9,096    3.17         410,186       12,199    6.00
  Certificates of deposit over $100,000.....       171,172        3,083    3.63          86,929        2,410    5.59
  IRA certificates..........................        88,787        2,101    4.77          45,914        1,549    6.80
                                                ----------    ---------              ----------    ---------
      Total interest bearing deposits.......     1,462,770       20,258    2.79         785,304       20,604    5.29
                                                ----------    ---------              ----------    ---------

  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings..............................       126,249        1,746    2.79         104,306        3,020    5.84
  Other borrowings..........................       195,255        4,955    5.12          56,978        1,746    6.18
  Guaranteed preferred beneficial
    interest in subordinated debentures.....        57,250        2,743    9.66          17,250          885   10.35
                                                ----------    ---------              ----------    ---------
      Total interest bearing liabilities....     1,841,524       29,702    3.25         963,838       26,255    5.49
                                                ----------    ---------              ----------    ---------

Non-interest bearing liabilities and equity:
  Demand deposits...........................       169,420                               82,619
  Other liabilities.........................        15,622                                7,727
  Shareholders' equity......................       145,454                               81,419
                                                ----------                           ----------
      Total liabilities and shareholders'
        equity..............................    $2,172,020                           $1,135,603
                                                ==========                           ==========
      Net interest income...................                  $  31,406                            $  17,746
                                                              =========                            =========
      Net interest spread...................                               2.99%                                2.92%
      Net interest margin...................                               3.21                                 3.39

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

                                                    RATE/VOLUME ANALYSIS


                                                 Quarter Ended June 30, 2002              Six Months Ended June 30, 2002
                                                       Compared to the                           Compared to the
                                                 Quarter Ended June 30, 2001              Six Months Ended June 30, 2001
                                              ---------------------------------         ----------------------------------
                                                                          Net                                        Net
                                              Volume         Rate        Change         Volume        Rate          Change
                                              ------         ----        ------         ------        ----          ------
                                                                             (In thousands)
Interest earned on:
  Loans...............................     $    11,166   $    (4,321)  $    6,845    $    22,325   $  (10,010)   $    12,315
  Taxable investment securities.......           3,492          (970)       2,522          6,964       (2,054)         4,910
  Non-taxable investment
    securities........................             312           (29)         283            628          (57)           571
  Federal funds sold and other
    investments.......................            (202)          (94)        (296)          (361)        (328)          (689)
                                           -----------   -----------   ----------    -----------   ----------    -----------
      Total interest income...........          14,768        (5,414)       9,354         29,556      (12,449)        17,107
                                           -----------   -----------   ----------    -----------   ----------    -----------

Interest paid on:
  Money market/NOW accounts...........           1,206        (1,465)        (259)         2,561       (3,279)          (718)
  Savings deposits....................             874            (4)         870          2,170           80          2,250
  Certificates of deposit.............           1,934        (3,176)      (1,242)         3,917       (7,020)        (3,103)
  Certificates of deposit
    over $100,000.....................             691          (594)          97          1,735       (1,062)           673
  IRA Certificates....................             515          (289)         226          1,119         (567)           552
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings.......             656        (1,006)        (350)           539       (1,813)        (1,274)
  Other borrowings....................           1,683          (178)       1,505          3,558         (349)         3,209
  Guaranteed preferred beneficial
    interests in subordinated
    debentures........................             960           (31)         929          1,922          (64)         1,858
                                           -----------   -----------   ----------    -----------   ----------    -----------
      Total interest expense..........           8,519        (6,743)       1,776         17,521      (14,074)         3,447
                                           -----------   -----------   ----------    -----------   ----------    -----------
      Net interest income.............     $     6,249   $     1,329   $    7,578    $    12,035   $    1,625    $    13,660
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


      Other Expenses. For the three months ended June 30, 2002 compared to the second quarter of 2001, other expenses increased 71%, to $11.89 million from $6.95 million. The increased expenses reflected the expenses related to operating the branches acquired in our business combination with Southside in September 2001, as well as the five St. Louis branches acquired from Guardian Savings in December 2001.


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


         Our efficiency ratio was 53.4% for the quarter ended June 30, 2002 compared to 57.5% for the second quarter of 2001.

         For the six-month period ended June 30, 2002, other expenses increased 67%, to $22.58 million from $13.48 million compared to the six-month period ended June 30, 2001. The increased expenses reflected the expenses related to operating the branches acquired in our business combination with Southside in September 2001, as well as the five St. Louis branches acquired from Guardian Savings in December 2001.


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

         The following table summarizes the composition of our loan portfolio at the dates indicated:


                                            LENDING AND CREDIT MANAGEMENT

                                                   June 30,                 December 31,               June 30,
                                                     2002                       2001                     2001
                                             -------------------        -------------------      -------------------
                                                         Percent                    Percent                  Percent
                                             Amount     of Total        Amount     of Total      Amount     of Total
                                             ------     --------        ------     --------      ------     --------
                                                                      (Dollars in thousands)
Commercial, financial,
  agricultural, municipal and
  industrial development..............    $   272,486     18.03%     $   255,181     17.97%    $ 181,226      20.49%
Real estate - construction............        192,277     12.72          164,831     11.61       113,147      12.79
Real estate - mortgage:
  One- to four-family residential.....        314,145     20.79          313,547     22.08       190,945      21.59
  Multi-family and commercial.........        665,825     44.06          607,550     42.79       356,612      40.31
Consumer and other....................         68,158      4.51           79,749      5.62        43,525       4.92
Less unearned income..................         (1,627)    (0.11)          (1,062)    (0.07)         (870)     (0.10)
                                          -----------    ------      -----------    ------     ---------     ------
    Total loans(1)....................    $ 1,511,264    100.00%     $ 1,419,796    100.00%    $ 884,585     100.00%
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


                     SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                            Six Months Ended
                                                                                June 30,
                                                                       -------------------------
                                                                          2002            2001
                                                                       ----------      ---------
                                                                            (In thousands)
Allowance for loan losses (beginning of period).................       $   18,905      $  11,433
Loans charged off:
  Commercial, financial, agricultural, municipal
    and industrial development..................................           (1,065)          (246)
  Real estate - construction....................................           (1,127)          (655)
  Real estate - mortgage:
    One- to four-family residential.............................             (640)           (34)
    Multi-family and commercial.................................           (1,892)            (3)
  Consumer and other............................................             (382)           (61)
                                                                       ----------      ---------
      Total loans charged off...................................           (5,106)          (999)
                                                                       ----------      ---------

Recoveries of loans previously charged off:
  Commercial, financial, agricultural, municipal
    and industrial development..................................              929             37
  Real estate - construction....................................                -              -
  Real estate - mortgage:
    One- to four-family residential.............................               44            159
    Multi-family and commercial.................................                4             31
  Consumer and other............................................               38              7
                                                                       ----------      ---------
      Total recoveries..........................................            1,015            234
                                                                       ----------      ---------

Net loans charged off...........................................           (4,091)          (765)
                                                                       ----------      ---------
Provision for loan losses.......................................            3,500          1,700
                                                                       ----------      ---------
Allowance for loan losses (end of period).......................       $   18,314      $  12,368
                                                                       ==========      =========
Loans:
  Average.......................................................       $1,496,567      $ 877,730
  End of period.................................................        1,511,264        884,585

Ratios:
  Net charge-offs to average loans .............................             0.27%          0.09%
  Net charge-offs to provision for loans losses.................           116.89          45.00
  Provision for loan losses to average loans....................             0.23           0.19
  Allowance for loan loss to total loans........................             1.21           1.40

         Deposits. Total deposits increased $731.1 million or 84%, at June 30, 2002 compared to June 30, 2001. The increase in deposits was primarily the result of the Southside acquisition. Non interest-bearing deposits totaled $175.2 million at June 30, 2002. We have been successful in expanding our deposit base while maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.


         The following table summarizes deposits as of the dates indicated:


                                           DEPOSIT LIABILITY COMPOSITION

                                                June 30,                  December 31,               June 30,
                                                  2002                        2001                     2001
                                           -------------------        -------------------       ------------------
                                                       Percent                    Percent                  Percent
                                           Amount     of Total        Amount     of Total       Amount    of Total
                                           ------     --------        ------     --------       ------    --------
                                                                    (Dollars in thousands)
Demand deposits.......................  $   175,233     10.93%     $   201,216     11.92%     $  89,571     10.27%
NOW accounts..........................      127,219      7.94          113,887      6.75         34,147      3.92
Money market accounts................       287,250     17.92          301,648     17.87        191,573     21.97
Savings deposits......................      208,070     12.98          185,652     11.00         36,207      4.15
Certificates of deposit...............      555,621     34.67          602,295     35.69        373,828     42.88
Certificates of deposit
  over $100,000.......................      164,976     10.29          195,048     11.56        100,741     11.56
IRA certificates......................       84,501      5.27           87,869      5.21         45,743      5.25
                                        -----------    ------      -----------    ------      ---------    ------
    Total deposits....................  $ 1,602,870    100.00%     $ 1,687,615    100.00%     $ 871,810    100.00%
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


         Capital Resources. Total shareholders' equity was $154.3 million at June 30, 2002, compared to $138.1 million at year-end 2001. The increase in total equity was primarily the result of earnings retention, stock options exercised for our common stock and an increase during the first six months of 2002 of $3.7 million in net gains on available-for-sale securities.


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

         As of June 30, 2002, December 31, 2001 and June 30, 2001, Allegiant's and Allegiant Bank's capital ratios were as follows:


                                       June 30, 2002              December 31, 2001              June 30, 2001
                                --------------------------   --------------------------   --------------------------
                                Allegiant   Allegiant Bank   Allegiant   Allegiant Bank   Allegiant   Allegiant Bank
                                ---------   --------------   ---------   --------------   ---------   --------------
Total capital
   (to risk-weighted assets)...   10.26%        10.74%         10.01%        10.48%         11.01%        11.80%
Tier 1 capital
   (to risk-weighted assets)...    8.72          9.63           8.11          9.62           9.75         10.54
Tier 1 capital
   (to average assets).........    6.79          7.71           6.32          7.62           7.86          8.48


         As of June 30, 2002, our two subsidiary banks had the following capital ratios:

                                          Bank of                   State Bank of
                                      Ste. Genevieve              Jefferson County
                                      --------------              ----------------
Total capital
   (to risk-weighted assets)...           21.34%                       16.73%
Tier 1 capital
   (to risk-weighted assets)...           20.18                        15.59
Tier 1 capital
   (to average assets).........           12.34                        10.00

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

                                  ALLEGIANT BANCORP, INC.




November 14, 2002                By: /s/ Thomas A. Daiber
                                     ------------------------------------------
                                      Thomas A. Daiber, Executive Vice
                                         President and Chief Financial Officer

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