Form 10-Q
period 2002-09-30
ALLEGIANT BANCORP INC/MO/
filed 2002-11-14
CIK 703970

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended               SEPTEMBER 30, 2002
                               -----------------------------------------------



Commission file number                             0-10849
                       -------------------------------------------------------



                           ALLEGIANT BANCORP, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            MISSOURI                                43-1262037
--------------------------------   -------------------------------------------
  (State or other jurisdiction        (I.R.S. Employer Identification No.)
       of incorporation or
          organization)

                        2122 KRATKY ROAD
                       ST. LOUIS, MISSOURI             63114
------------------------------------------------------------------------------
           (Address of principal executive offices)  (Zip Code)

                               (314) 692-8200
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes /X/   No / /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                Yes /X/   No / /

                                                 Number of shares
         Title of class                 outstanding as of November 1, 2002
---------------------------------  -------------------------------------------
  Common stock, $0.01 par value                    16,105,140

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                                           INDEX
                                                                                                               Page

PART 1.    FINANCIAL INFORMATION..................................................................................1
   ITEM 1. FINANCIAL STATEMENTS...................................................................................1
       CONDENSED CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2002 AND 2001 (UNAUDITED) AND DECEMBER 31, 2001......1
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS AND
         NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001............................................................2
       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) - NINE MONTHS ENDED SEPTEMBER 30, 2002..........3
       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - NINE MONTHS ENDED
         SEPTEMBER 30, 2002 AND 2001..............................................................................4
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................................5
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS.........................................................................................8
       DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES - THREE MONTHS
         ENDED SEPTEMBER 30, 2002 AND 2001.......................................................................12
       DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES - NINE MONTHS
         ENDED SEPTEMBER 30, 2002 AND 2001.......................................................................13
       RATE/VOLUME ANALYSIS - QUARTER ENDED SEPTEMBER 30, 2002 AND NINE MONTHS ENDED SEPTEMBER 30, 2002..........14
       INVESTMENT SECURITIES PORTFOLIO...........................................................................16
       LENDING AND CREDIT MANAGEMENT.............................................................................17
       RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS..............................................19
       SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION...................................................21
       DEPOSIT LIABILITY COMPOSITION.............................................................................22
       LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES................................................................23
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................25
   ITEM 4. CONTROLS AND PROCEDURES...............................................................................25
PART II.   OTHER INFORMATION.....................................................................................25
   ITEM 5. OTHER INFORMATION.....................................................................................25
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................................26
       SIGNATURES................................................................................................27
       CERTIFICATIONS............................................................................................28
       EXHIBIT INDEX.............................................................................................30
         EXHIBIT 11.1 COMPUTATION OF EARNINGS PER SHARE..........................................................31
         EXHIBIT 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER...................................................32
         EXHIBIT 99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER...................................................33

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30,        December 31,       September 30,
                                                                  2002                 2001               2001
                                                               (Unaudited)                             (Unaudited)
                                                              -------------        ------------       -------------
                                                                             (Dollars in thousands)
ASSETS:
Cash and due from banks...................................    $     53,883         $     56,992        $     59,783
Federal funds sold and other investments..................          12,481               14,642              47,735
Investment securities:
   Available-for-sale (at estimated market value).........         411,369              439,038             385,348
   Held-to-maturity (estimated market value of
     $18,708, $24,532 and $28,854, respectively)..........          17,657               24,599              28,852
   Loans, net of allowance for loan losses of
     $18,460, $18,905 and $19,692, respectively...........       1,615,416            1,400,891           1,410,755
Loans held for sale.......................................          20,982               61,459              14,000
Premises and equipment....................................          47,087               47,941              42,408
Accrued interest and other assets.........................          73,662               68,506              72,594
Cost in excess of fair value of net assets acquired.......          56,170               56,411              66,081
                                                              ------------         ------------        ------------
     Total assets.........................................    $  2,308,707         $  2,170,479        $  2,127,556
                                                              ============         ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing...................................    $    207,588         $    201,216        $    177,999
   Interest bearing.......................................       1,330,583            1,291,351           1,205,695
   Certificates of deposit over $100,000..................         162,388              195,048             178,303
                                                              ------------         ------------        ------------
     Total deposits.......................................       1,700,559            1,687,615           1,561,997
                                                              ------------         ------------        ------------
Short-term borrowings.....................................          72,230               73,027              52,116
Federal Home Loan Bank advances...........................         305,814              196,191             288,123
Guaranteed preferred beneficial interests in
   subordinated debentures................................          57,250               57,250              57,250
Accrued expenses and other liabilities....................          12,408               18,328              21,917
                                                              ------------         ------------        ------------
     Total liabilities....................................       2,148,261            2,032,411           1,981,403
                                                              ------------         ------------        ------------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized 20,000,000
     shares; issued 15,889,500 shares, 15,209,566 shares
     and 14,881,581 shares, respectively..................             163                  157                 154
   Capital surplus........................................         116,070              111,234             121,002
   Retained earnings......................................          39,942               27,223              22,903
   Accumulated other comprehensive income (loss)..........           4,271                 (546)              2,094
                                                              ------------         ------------        ------------
     Total shareholders' equity...........................         160,446              138,068             146,153
                                                              ------------         ------------        ------------
     Total liabilities and shareholders' equity...........    $  2,308,707         $  2,170,479        $  2,127,556
                                                              ============         ============        ============

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                           ------------------------------      -------------------------
                                                                    (In thousands, except share and per share data)
                                                               2002              2001             2002          2001
                                                            -----------       -----------      -----------   -----------
Interest income:
   Interest and fees on loans.........................      $    26,761       $    18,723      $    77,405   $    57,052
   Investment securities..............................            4,652             2,920           14,997         7,784
   Federal funds sold and overnight investments.......               44                52              164           860
                                                            -----------       -----------      -----------   -----------
     Total interest income............................           31,457            21,695           92,566        65,696
                                                            -----------       -----------      -----------   -----------

Interest expense:
   Deposits...........................................            9,205             9,433           29,464        30,037
   Short-term borrowings..............................            1,482             1,500            3,228         4,520
   Federal Home Loan Bank advances....................            2,262             1,224            7,217         2,970
   Guaranteed preferred beneficial interests in
     subordinated debentures..........................            1,372               442            4,115         1,327
                                                            -----------       -----------      -----------   -----------
     Total interest expense...........................           14,321            12,599           44,024        38,854
                                                            -----------       -----------      -----------   -----------

Net interest income...................................           17,136             9,096           48,542        26,842
Provision for loan losses.............................            2,010             2,000            5,510         3,700
                                                            -----------       -----------      -----------   -----------
Net interest income after provision
   for loan losses....................................           15,126             7,096           43,032        23,142
                                                            -----------       -----------      -----------   -----------

Other income:
   Service charges on deposits........................            1,744               986            5,131         2,932
   Net gain on sale of securities.....................              235             1,810            1,927         2,725
   Other income.......................................            3,204             1,408            8,149         4,672
                                                            -----------       -----------      -----------   -----------
     Total other income...............................            5,183             4,204           15,207        10,329
                                                            -----------       -----------      -----------   -----------

Other expenses:
   Salaries and employee benefits.....................            6,320             3,940           18,091        11,439
   Occupancy and furniture and equipment..............            1,876             1,022            5,300         3,062
   Other operating expenses...........................            3,847             2,147           11,230         6,091
                                                            -----------       -----------      -----------   -----------
     Total other expenses.............................           12,043             7,109           34,621        20,592
                                                            -----------       -----------      -----------   -----------

Income before income taxes............................            8,266             4,191           23,618        12,879
Provision for income taxes............................            2,933             1,294            7,939         4,617
                                                            -----------       -----------      -----------   -----------
     Net income.......................................      $     5,333       $     2,897      $    15,679   $     8,262
                                                            ===========       ===========      ===========   ===========

Per share data:
   Earnings per share:
     Basic............................................      $      0.33       $      0.32      $      1.00   $      0.93
     Diluted..........................................             0.33              0.32             0.98          0.92
   Weighted average common shares outstanding:
     Basic............................................       15,881,743         8,995,753       15,653,136     8,910,966
     Diluted..........................................       16,254,171         9,141,781       16,006,182     9,002,177

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                              Accumulated
                                                                                 Other           Total
                                       Common      Capital      Retained     Comprehensive   Shareholders'   Comprehensive
                                       Stock       Surplus      Earnings      Gain (Loss)       Equity           Income
                                     ---------   -----------    ---------     ------------   -------------   -------------
                                                                        (In thousands)
Balance December 31, 2001......      $     157   $   111,234    $  27,223     $      (546)   $    138,068
Net income.....................              -             -       15,679               -          15,679      $    15,679
Change in net unrealized gains
   (losses) on available-for-
   sale securities.............              -             -            -           4,817           4,817            4,817
                                                                                                               -----------
Comprehensive income...........              -             -            -               -               -      $    20,496
                                                                                                               ===========
Issuance of common stock.......              6         4,836            -               -           4,842
Dividends......................              -             -       (2,960)              -          (2,960)
                                     ---------   -----------    ---------     -----------    ------------
Balance September 30, 2002.....      $     163   $   116,070    $  39,942     $     4,271    $    160,446
                                     =========   ===========    =========     ===========    ============


Reclassification adjustments:
Unrealized gains on
   available-for-sale
   securities                                                                 $     6,744
Less:
   Reclassification adjustment
     for gains realized
     included in net income....                                                     1,927
                                                                              -----------
Net unrealized gains on
   available-for-sale
   securities..................                                               $     4,817
                                                                              ===========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ----------------------------
                                                                                  2002               2001
                                                                                ---------          ---------
                                                                                       (In thousands)
OPERATING ACTIVITIES:
   Net income........................................................           $  15,679          $   8,262
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization.................................               3,297              2,192
       Provision for loan losses.....................................               5,510              3,700
       Net gain on sale of fixed assets..............................                 (67)               (41)
       Net realized gains on securities available-for-sale...........              (1,927)            (2,724)
       Net gain on sale of mortgage loans............................                (601)               (20)
       Other changes in assets and liabilities:
         Accrued interest receivable and other assets................              (5,985)           (11,310)
         Accrued expenses and other liabilities......................              (5,920)             9,663
                                                                                ---------          ---------
           Cash provided by operating activities.....................               9,986              9,722
                                                                                ---------          ---------

INVESTING ACTIVITIES:
   Merger-related recapitalization related to the acquisition of
     Equality Bancorp, Inc. and Southside Bancshares Corp............                   -             (5,051)
   Adjustment to cash received in acquisition of branches............                (571)                 -
   Proceeds from maturities of securities held-to-maturity...........               6,942                917
   Proceeds from maturities of securities available-for-sale.........             144,920             46,160
   Proceeds from sales of securities available-for-sale..............             106,638             60,480
   Purchase of investment securities available-for-sale..............            (214,564)          (172,036)
   Loans made to customers, net of repayments........................            (194,644)          (155,779)
   Proceeds from sale of mortgage loans..............................              15,687             67,432
   Purchase of bank-owned life insurance.............................              (1,752)            (5,803)
   Additions to premises and equipment...............................              (1,564)            (2,476)
                                                                                ---------          ---------
           Cash used in investing activities.........................            (138,908)          (166,156)
                                                                                ---------          ---------

FINANCING ACTIVITIES:
   Net increase in deposits..........................................              12,944             94,771
   Net increase in short-term borrowings.............................             109,157             46,354
   Increase in long-term debt........................................                   -             35,000
   Repayment of long-term debt.......................................                (331)               329
   Proceeds from issuance of guaranteed preferred
     beneficial interest in subordinated debentures..................                   -             40,000
   Proceeds from issuance of common stock............................               4,842              1,909
   Payment of dividends..............................................              (2,960)            (1,554)
                                                                                ---------          ---------
           Cash provided by financing activities.....................             123,652            216,809
                                                                                ---------          ---------

   Net (decrease) increase in cash and cash equivalents..............              (5,270)            60,375
   Cash and cash equivalents, beginning of period....................              71,634             47,143
                                                                                ---------          ---------
   Cash and cash equivalents, end of period..........................           $  66,364          $ 107,518
                                                                                =========          =========

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Comprehensive Income

         During the third quarter of 2002 and 2001, total comprehensive income amounted to $6.4 million and $2.9 million, respectively. Year-to-date comprehensive income for the first nine months of 2002 and 2001 was $20.5 million and $9.6 million, respectively.

Acquisitions

         On September 28, 2001, we acquired Southside Bancshares Corp. ("Southside"). Before the acquisition, Southside was a bank holding company with four subsidiary banks in and around St. Louis, Missouri, which at closing reported consolidated total assets of approximately $804.9 million. Under the terms of the agreement, one-half of the Southside shares were converted into the right to receive cash in the amount of $14 per share and the other half into the right to receive 1.39 shares of Allegiant stock per share. Under the terms of the agreement, we exchanged a total of approximately 5.9 million shares of Allegiant common stock plus $59 million in cash for all of the outstanding common stock of Southside. The issuance of Allegiant shares and cash to the former Southside shareholders was completed on November 2, 2001. We financed the cash portion of the purchase price through the issuance of trust preferred securities and bank borrowings. We accounted for the acquisition under the purchase method and recorded goodwill and a core deposit intangible of $33.6 million and $11.0 million, respectively. The core deposit intangible is being amortized over an estimated useful life of ten years and none of this amortization is expected to be deductible for tax purposes. During October 2001 and May 2002, respectively, we merged Southside National Bank and the Bank of St Charles County, two of the four subsidiary banks acquired from Southside, into Allegiant Bank. In October 2002, we also merged the State Bank of Jefferson County, a subsidiary bank acquired from Southside, into Allegiant Bank.

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

         On September 18, 2002, we announced the signing of a definitive exchange agreement that provides for First Banks to acquire Allegiant's wholly-owned banking subsidiary, Bank of Ste. Genevieve (BSG). Under the terms of the agreement, First Banks will acquire BSG in exchange for approximately 974,150 shares of Allegiant common stock that is currently held by First Banks. As a part of our Project 2004 initiative, this transaction will increase Allegiant's focus on the higher growth St. Louis metropolitan area, reduce the number of outstanding shares without decreasing our float and is expected to be immediately accretive to our earnings per share. The transaction, which is subject to regulatory approvals, is expected to be completed in the first quarter of 2003.

         On October 1, 2002, we completed the acquisition of Investment Counselors, Incorporated ("Investment Counselors"), a privately held investment advisory firm located in St. Louis, Missouri. Under terms of the agreement, we exchanged approximately 195,000 shares of Allegiant common stock for all of the common shares of Investment Counselors. This acquisition is consistent with our strategy of focusing on the growth of non-interest income and will allow us to offer a more comprehensive selection of wealth management products and services. In addition to increasing Allegiant's assets under management to approximately $800 million, the Investment Counselors acquisition brought several individuals to Allegiant with significant management expertise in St. Louis. Investment Counselors has been serving institutional and high net worth individuals in the Midwest since 1968.


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

         In the third quarter of 2002, Allegiant adopted SFAS 147, Acquisition of Certain Financial Institutions. As permitted by the new accounting standard issued on October 1, 2002, we reclassified previously recorded intangible assets associated with branch acquisitions to goodwill. As required by SFAS 147, we restated previously reported 2002 six-month earnings to reflect the non-amortization of goodwill related to our branch acquisitions. For the six months ended June 30, 2002, the impact related to implementation of SFAS 147 was an increase to net income of $345,000 and an increase in diluted earnings per share of $0.02 per share.

         The adoption of SFAS 147 increased net income by $517,050 or $0.03 per diluted share for the nine months ended September 30, 2002 and is projected to increase full-year 2002 earnings by approximately $700,000, or $0.04 per diluted share.

Restatement

         We also restated previously reported 2002 six-month earnings to recognize the impact of a $700,000 deferred loan fee which had not been accreted into income due to an accounting oversight during the three months ended March 31, 2002 and June 30, 2002 in accordance with SFAS 91, Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. For the six months ended June 30, 2002, the impact of this adjustment was to increase net income by $291,000 and diluted earnings per share by $0.02 per share.

         The combined impact of SFAS 147 adoption and the deferred loan fee adjustment on the results for the six months ended June 30, 2002 was to reflect restated diluted earnings per share of $0.65 per share, compared to $0.61 per share previously reported and restated net income of $10.3 million, compared to previously reported $9.7 million.

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

         Our net interest income depends on the amounts and yields of interest-earning assets compared to the amounts and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and our asset/liability management procedures in managing those changes. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of the loan portfolio and loss experience, as well as economic and market factors.

OVERVIEW

         We are a bank holding company headquartered in St. Louis, Missouri. Our bank subsidiaries, Allegiant Bank and Bank of Ste. Genevieve, offer full-service banking and personal trust services to individuals, commercial business and municipalities in the St. Louis metropolitan area. Our services include commercial, real estate and installment loans, checking, savings and time deposit accounts, personal trust and other fiduciary services and other financial services such as securities brokerage, insurance and safe deposit boxes. As of

September 30, 2002, we reported, on a consolidated basis, total assets of $2.3 billion, loans of $1.6 billion, deposits of $1.7 billion and shareholders' equity of $160.4 million.

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

RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 2002 was $5.3 million, an 83% increase over the $2.9 million earned in the third quarter of 2001. Basic earnings per share were $0.33 for the third quarter of 2002 compared to $0.32 for the third quarter of 2001. Diluted earnings per share increased 3% to $0.33 for the third quarter of 2002 compared to $0.32 for the third quarter of 2001. The annualized return on average assets was 0.94% for both the third quarter of 2002 and 2001. The return on average equity on an annualized basis was 13.50% for the third quarter of 2002 compared to 13.22% for the third quarter of 2001.

         Net income for the nine-month period ended September 30, 2002 was $15.7 million, a 90% increase over the $8.3 million earned in the nine-month period ended September 30, 2001. Basic earnings per share were $1.00 and $0.93, respectively, for the nine-month periods ended September 30, 2002 and 2001. Diluted earnings per share were $0.98 and $0.92, respectively, for the nine-month periods ended September 30, 2002 and 2001. The annualized return on average assets for the first nine months of 2002 was 0.95%, compared to the 0.94% annualized return on average assets reported for the first nine months of 2001. The return on average equity on an annualized basis improved to 13.95% for the first nine months of 2002 compared to 13.19% for the first nine months of 2001.

         As a result of newly effective accounting pronouncements, we have discontinued the amortization of goodwill in 2002 and will periodically determine whether the carrying value of our goodwill is impaired. As required by these pronouncements, we continue to amortize core deposit premiums and other identifiable intangibles as a noncash charge that increases our operating expenses. Intangible asset amortization included as an operating expense totaled $271,000 and $231,000 for the three-month periods ended September 30, 2002 and 2001, respectively. Intangible asset amortization included as an operating expense totaled $812,000 and $712,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.

         Total assets at September 30, 2002 were $2.3 billion, an increase of $181.1 million or 9% from September 30, 2001, due largely to a $203.4 million or 14% increase in loans. At September 30, 2002, total loans increased to $1.6 billion and total deposits increased to $1.7 billion.

         Net Interest Income. Net interest income for the three months ended September 30, 2002 was $17.1 million, an 88% increase compared to the $9.1 million reported for the third quarter of 2001. The growth in net interest income was attributable to an increase of $913 million in average earning assets primarily from our September 2001 acquisition of Southside Bancshares Corp. The $9.8 million increase in interest income was partially offset by a $1.7 million increase in interest expense. The increase in interest expense was the result of an $855 million increase in average interest bearing liabilities, partially offset by a decrease of 178 basis points in the average interest rate paid between the periods.

         The net interest margin for the third quarter of 2002 improved 16 basis points from the third quarter of 2001. The earning assets yield decreased 144 basis points while the overall interest rate paid on interest bearing liabilities decreased 178 basis points. The net interest spread increased 34 basis points comparing the third quarter of 2002 to the third quarter of 2001.

         Interest expense on deposits decreased $228,000 and reflected a $625,000 increase in average interest bearing deposits that was offset by a decrease in the average rate paid on deposits from 4.56% in the third quarter of 2001 to 2.53% for the comparable period in 2002. The growth in our deposit base was primarily the result of the Southside acquisition, and was coupled with internal growth from deposit promotions and the purchase of $60 million of brokered deposits.

         Interest expense on other interest bearing liabilities increased $1.9 million in the third quarter of 2002 compared to the third quarter of 2001 as average short- and long-term borrowings increased $194 million. The average rate paid on short-term borrowings decreased 210 basis points while the rate paid on long-term borrowings decreased 67 basis points in the third quarter of 2002 compared to the third quarter of 2001.

         Net interest income for the nine months ended September 30, 2002 was $48.5 million, an increase of $21.7 million or 81% from the corresponding period of 2001. The increase was attributable to average earning assets growth of $917 million primarily from our September 2001 acquisition of Southside. The $26.9 million increase in interest income was partially offset by a $5.2 million increase in interest expense. The increase in interest expense was the result of an $868 million increase in average interest bearing liabilities partially offset by a 207 basis points decline in the average interest rate paid between the periods.

         The net interest margin for the first nine months of 2002 decreased 6 basis points compared to the first nine months of 2001. The earning assets yield decreased 190 basis points while the overall interest rate paid on interest bearing liabilities decreased 207 basis points. The net interest spread increased 17 basis points comparing year-to-date 2002 to year-to-date 2001.

         The following table sets forth the condensed average balance sheets for the quarterly periods reported. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

                  DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                        Three Months Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                                 2002                                    2001
                                                 ------------------------------------      ---------------------------------
                                                   Average     Int. earned/    Yield/      Average     Int. earned/   Yield/
                                                   Balance         Paid         Rate       Balance         Paid        Rate
                                                   -------     ------------     ----       -------     ------------    ----
                                                                            (Dollars in thousands)
Assets:
Interest earning assets:
  Loans(1) (2)..............................      $ 1,616,353  $    26,761      6.57%     $   945,153   $    18,723    7.86%
  Taxable investment securities.............          405,488        4,279      4.19          191,222         2,836    5.88
  Non-taxable investment securities(3)......           35,726          373      4.14            5,963            84    5.59
  Federal funds sold and other
    investments.............................            3,022           44      5.78            5,427            52    3.80
                                                  -----------  -----------                -----------   -----------
      Total interest earning assets.........        2,060,589       31,457      6.06        1,147,765        21,695    7.50
                                                  -----------  -----------                -----------   -----------

Non-interest earning assets:
  Cash and due from banks...................           52,592                                  24,495
  Premises and equipment....................           47,181                                  19,432
  Other assets..............................          127,948                                  51,044
  Allowance for loan losses.................          (18,010)                                (12,216)
                                                  -----------                             -----------
      Total assets..........................      $ 2,270,300                             $ 1,230,520
                                                  ===========                             ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts.............      $   410,253  $     1,577      1.53%     $   231,976   $     1,821    3.11%
  Savings deposits..........................          218,685        1,138      2.06           59,367           502    3.35
  Certificates of deposit...................          570,923        4,241      2.95          370,879         4,927    5.27
  Certificates of deposit over $100,000.....          161,351        1,267      3.12          112,037         1,398    4.95
  IRA certificates..........................           83,849          982      4.65           46,133           785    6.75
                                                  -----------  -----------                -----------   -----------
      Total interest bearing deposits.......        1,445,061        9,205      2.53          820,392         9,433    4.56
                                                  -----------  -----------                -----------   -----------

  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings..............................          228,370        1,482      2.57          127,510         1,500    4.67
  Other borrowings..........................          174,432        2,262      5.14           83,529         1,224    5.81
  Guaranteed preferred beneficial
    interest in subordinated debentures.....           57,250        1,372      9.51           18,554           442    9.45
                                                  -----------  -----------                -----------   -----------
      Total interest bearing liabilities....        1,905,113       14,321      2.98        1,049,985        12,599    4.76
                                                  -----------  -----------                -----------   -----------

Non-interest bearing liabilities and equity:
  Demand deposits...........................          191,569                                  86,214
  Other liabilities.........................           15,610                                   6,664
  Shareholders' equity......................          158,008                                  87,657
                                                  -----------                             -----------
      Total liabilities and shareholders'
        equity..............................      $ 2,270,300                             $ 1,230,520
                                                  ===========                             ===========
      Net interest income...................                   $    17,136                              $     9,096
                                                               ===========                              ===========
      Net interest spread...................                                    3.08%                                  2.74%
      Net interest margin...................                                    3.30                                   3.14

---------------
(1) Average balances include non-accrual loans.
(2) Interest income includes loan origination fees.
(3) Presented at actual yield rather than tax-equivalent yield.

         The following table sets forth the condensed average balance sheets for the year-to-date periods reported. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

              DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                         Nine Months Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                                 2002                                    2001
                                                 ------------------------------------      ---------------------------------
                                                   Average     Int. earned/    Yield/      Average     Int. earned/   Yield/
                                                   Balance         Paid         Rate       Balance         Paid        Rate
                                                   -------     ------------     ----       -------     ------------    ----
                                                                           (Dollars in thousands)
Assets:
Interest earning assets:
  Loans(1) (2)..............................      $ 1,531,416    $  77,405      6.76%     $   900,451     $  57,052    8.47%
  Taxable investment securities.............          425,366       13,890      4.37          157,110         7,537    6.41
  Non-taxable investment securities(3)......           35,398        1,107      4.18            5,941           247    5.56
  Federal funds sold and other
    investments.............................           11,395          164      1.92           22,994           860    5.00
                                                  -----------    ---------                -----------     ---------
      Total interest earning assets.........        2,003,575       92,566      6.18        1,086,496        65,696    8.08
                                                  -----------    ---------                -----------     ---------

Non-interest earning assets:
  Cash and due from banks...................           38,448                                  25,463
  Premises and equipment....................           47,605                                  19,356
  Other assets..............................          127,205                                  48,230
  Allowance for loan losses.................          (18,009)                                (11,995)
                                                  -----------                             -----------
      Total assets..........................      $ 2,198,824                             $ 1,167,590
                                                  ===========                             ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts.............      $   419,062    $   5,017      1.60%     $   219,909     $   5,979    3.64%
  Savings deposits..........................          208,176        3,676      2.36           38,903           790    2.72
  Certificates of deposit...................          573,059       13,338      3.11          396,939        17,127    5.77
  Certificates of deposit over $100,000.....          168,034        4,349      3.46           95,390         3,808    5.34
  IRA certificates..........................           87,123        3,084      4.73           45,988         2,333    6.78
                                                  -----------    ---------                -----------    ----------
      Total interest bearing deposits.......        1,455,454       29,464      2.71          797,129        30,037    5.04
                                                  -----------    ---------                -----------    ----------

  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings..............................          158,701        3,228      2.72          112,125         4,520    5.39
  Other borrowings..........................          189,851        7,217      5.08           65,926         2,970    6.02
  Guaranteed preferred beneficial
    interest in subordinated debentures.....           57,250        4,115      9.61           17,690         1,327   10.03
                                                  -----------    ---------                -----------    ----------
      Total interest bearing liabilities....        1,861,256       44,024      3.16          992,870        38,854    5.23
                                                  -----------    ---------                -----------    ----------

Non-interest bearing liabilities and equity:
  Demand deposits...........................          172,201                                  83,831
  Other liabilities.........................           15,521                                   7,368
  Shareholders' equity......................          149,846                                  83,521
                                                  -----------                             -----------
      Total liabilities and shareholders'
        equity..............................      $ 2,198,824                             $ 1,167,590
                                                  ===========                             ===========
      Net interest income...................                     $  48,542                               $   26,842
                                                                 =========                               ==========
      Net interest spread...................                                    3.02%                                  2.85%
      Net interest margin...................                                    3.24                                   3.30

(1) Average balances include non-accrual loans.
(2) Interest income includes loan origination fees.
(3) Presented at actual yield rather than tax-equivalent yield.

         The following table sets forth for the periods indicated the changes in interest income and interest expense which were attributable to change in average volume and changes in average rates. Volume variances are computed using the change in volume multiplied by the previous year's rate. Rate variances are computed using the changes in rate multiplied by the previous year's volume.

                                                    RATE/VOLUME ANALYSIS

                                               Quarter Ended September 30, 2002        Nine Months Ended September 30, 2002
                                                       Compared to the                            Compared to the
                                               Quarter Ended September 30, 2001        Nine Months Ended September 30, 2001
                                              ---------------------------------       -------------------------------------
                                                                           Net                                        Net
                                              Volume         Rate         Change        Volume         Rate          Change
                                              ------         ----         ------        ------         ----          ------
                                                                              (In thousands)
Interest earned on:
  Loans...............................        $ 11,522     $  (3,484)    $   8,038     $  33,683   $  (13,330)    $   20,353
  Taxable investment securities.......           2,446        (1,003)        1,443         9,397       (3,044)         6,353
  Non-taxable investment
    securities........................             317           (28)          289           937          (77)           860
  Federal funds sold and other
    investments.......................             (30)           22            (8)         (313)        (383)          (696)
                                              --------     ---------     ---------     ---------   ----------     ----------
      Total interest income...........          14,255        (4,493)        9,762        43,704      (16,834)        26,870
                                              --------     ---------     ---------     ---------   ----------     ----------

Interest paid on:
  Money market/NOW accounts...........             965        (1,209)         (244)        3,552       (4,514)          (962)
  Savings deposits....................             895          (259)          636         3,005         (119)         2,886
  Certificates of deposit.............           2,010        (2,696)         (686)        5,888       (9,677)        (3,789)
  Certificates of deposit
    over $100,000.....................             491          (622)         (131)        2,205       (1,664)           541
  IRA certificates....................             498          (301)          197         1,616         (865)           751
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings.......             849          (867)          (18)        1,454       (2,746)        (1,292)
  Other borrowings....................           1,195          (157)        1,038         4,778         (531)         4,247
  Guaranteed preferred beneficial
    interests in subordinated
    debentures........................             928             2           930         2,847          (59)         2,788
                                              --------     ---------     ---------     ---------   ----------      ---------
      Total interest expense..........           7,831        (6,109)        1,722        25,345      (20,175)         5,170
                                              --------     ---------     ---------     ---------   ----------      ---------
      Net interest income.............        $  6,424     $   1,616     $   8,040     $  18,359   $    3,341      $  21,700
                                              ========     =========     =========     =========   ==========      =========

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

         Other Income. Other income increased 23% to $5.2 million in the third quarter of 2002 compared to $4.2 million for the three months ended September 30, 2001.

         Service charge income for the three-month period ended September 30, 2002 increased $758,000 or 77%, compared to the third quarter of 2001. This increase was attributable to an increased deposit base stemming from our acquisitions and our focus on revenue enhancement programs. Gains on the sales of securities decreased to $235,000 for the quarter ended September 30, 2002 from $1.8 million for the comparable period in 2001.

         For the quarter ended September 30, 2002 mortgage banking revenue was $1.6 million compared to $736,000 for the quarter ended September 30, 2001, and included a $600,000 gain on the sale of mortgage loans acquired in the Southside acquisition. Income on bank-owned life insurance increased to $458,000 for the three months ended September 30, 2002 compared to $299,000 for the three months ended September 30, 2001, primarily due to the Southside acquisition.

         Other income increased 47% to $15.2 million for the nine months ended September 30, 2002 compared to $10.3 million for the corresponding period of 2001.

         Service charge income for the nine-month period ended September 30, 2002 increased $2.2 million or 75%, compared to the nine-month period ended September 30, 2001. This increase was attributable to the growth in our deposit base from the acquisitions discussed above and our focus on revenue enhancement programs. Gains on the sales of securities decreased to $1.9 million for the nine months ended September 30, 2002 from $2.7 million for the comparable period in 2001.

         For the nine months ended September 30, 2002 mortgage banking revenue was $3.4 million compared to $2.3 million for the nine-month period ended September 30, 2001. Income on bank-owned life insurance increased to $1.5 million for the nine months ended September 30, 2002 compared to $808,000 for the nine months ended September 30, 2001, primarily due to the Southside acquisition.

         Other Expenses. For the third quarter of 2002, other expenses increased $4.9 million, or 69% from the third quarter of 2001. The increased expenses reflected ongoing operating costs associated with the branches acquired in our business combination with Southside in September 2001, as well as the five St. Louis branches acquired from Guardian Savings in December 2001.

         Salaries and employee benefits increased 60% to $6.3 million for the three months ended September 30, 2002 compared to $3.9 million for the three months ended September 30, 2001. We had 534 full-time equivalent employees at September 30, 2002 compared to 319 full-time equivalent employees at September 30, 2001. Total annualized cost per full-time equivalent employee was $45,171 for the three months ended September 30, 2002 compared to $49,404 for the corresponding period of 2001.

         Expenses associated with occupancy and equipment increased $564,000 and $290,000, respectively, for the three-month period ended September 30, 2002 compared to the third quarter of 2001. This increase was primarily due to the additional costs associated with operating the Southside and Guardian branches acquired in 2001.

         For the nine-month period ended September 30, 2002, other expenses increased 68%, to $34.6 million from $20.6 million for the nine-month period ended September 30, 2001. The increased expenses reflected ongoing operating costs associated with the branches acquired in our business combination with Southside in September 2001, as well as the five St. Louis branches acquired from Guardian Savings in December 2001.

         Our efficiency ratio was 54.3% for the nine months ended
September 30, 2002 compared to 55.4% for the third quarter of 2001.

         Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities at the time of purchase into one of these two categories. At September 30, 2002, held-to-maturity securities amounted to approximately $17.7 million representing those securities we intended to hold to maturity. Securities designated as available-for-sale totaled $411.4 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

         For purposes of this discussion, held-to-maturity and available-for-sale securities are referred to collectively as the securities portfolio. At September 30, 2002, the securities portfolio totaled $429.0 million, a decrease of $34.6 million from December 31, 2001. This decrease is due in part to the funding needs for our loan growth. We maintain a conventional short-term laddered portfolio investment strategy to provide adequate liquidity while minimizing interest rate risk.

         The carrying values of the securities portfolio at the dates indicated were as follows:

                                         INVESTMENT SECURITIES PORTFOLIO

                                                          September 30,        December 31,         September 30,
                                                              2002                 2001                 2001
                                                          -------------       -------------         -------------
                                                                              (In thousands)
U.S. government and agency securities................     $     145,043       $     133,514         $    159,897
State and municipal securities.......................            38,528              38,458               38,012
Mortgage-backed securities...........................           210,982             259,912              194,643
Federal Home Loan Bank stock.........................            17,734              15,228               15,228
Other securities.....................................            16,739              16,525                6,420
                                                          -------------       -------------         ------------
   Total investment securities.......................     $     429,026       $     463,637         $    414,200
                                                          =============       =============         ============

         Loans. Loans historically have been the primary component of our earning assets. At September 30, 2002, loans totaled $1.6 billion, an increase of 15% from year-end 2001. Substantially all of these loans were originated in our market area. At September 30, 2002, we had no foreign loans and only a minimal amount of participations purchased.

         Real estate construction and multi-family commercial real estate mortgage loans showed the largest increases from year-end 2001. The increase in these loans reflected our efforts to grow our commercial real estate loan portfolio, including loans originated by our expanded commercial lending staff. Real estate construction loans comprised 15.0% of the portfolio at September 30, 2002 compared to 11.6% at December 31, 2001. Multi-family and commercial real estate mortgage loans comprised 41.8% of the portfolio at September 30, 2002 compared to 42.8% at year-end 2001. The increase in construction loans was primarily related to residential loans to finance projects developed by experienced home builders in the St. Louis market. Consumer loans decreased $13.6 million or 17.1% as our lending focus continues to be weighted more toward commercial loans.

         The following table summarizes the composition of our loan portfolio at the dates indicated:

                                                LENDING AND CREDIT MANAGEMENT

                                                  September 30,                 December 31,               September 30,
                                                      2002                          2001                       2001
                                              ---------------------       ----------------------       ---------------------
                                                            Percent                      Percent                     Percent
                                              Amount       of Total       Amount        of Total       Amount       of Total
                                              ------       --------       ------        --------       ------       --------
                                                                           (Dollars in thousands)
Commercial, financial,
  agricultural, municipal and
  industrial development..............      $   312,021      19.1%      $   255,181       18.0%     $   266,254       18.6%
Real estate - construction............          245,200      15.0           164,831       11.6          163,902       11.5
Real estate - mortgage:
  One- to four-family residential.....          329,273      20.2           313,547       22.1          351,889       24.6
  Multi-family and commercial.........          682,843      41.8           607,550       42.8          571,859       40.0
Consumer and other....................           66,098       4.0            79,749        5.6           77,398        5.4
Less: unearned income.................           (1,559)     (0.1)           (1,062)      (0.1)            (855)      (0.1)
                                            -----------     -----       -----------      -----      -----------      -----
    Total loans(1)....................      $ 1,633,876     100.0%      $ 1,419,796      100.0%     $ 1,430,447      100.0%
                                            ===========     =====       ===========      =====      ===========      =====

-------------------------

(1)We had no outstanding foreign loans at the dates reported.

         Asset Quality. Non-performing assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; loans past due 90 days or more as to principal or interest; and other real estate owned. Non-performing assets decreased to $15.4 million at September 30, 2002 compared to $15.5 million at June 30, 2002, and $20.1 million at December 31, 2001. At September 30, 2002, non-performing assets represented 0.67% of total assets compared to 0.70% at June 30, 2002, and 0.93% at December 31, 2001. Non-accrual loans totaled $13.8 million at September 30, 2002 compared to $13.5 million at June 30, 2002, and $14.5 million at December 31, 2001. We continue to work aggressively to collect all non-performing assets.

         We continually analyze our loan portfolio to identify potential risk elements. During the year-to-date, non-accrual multi-family and commercial real estate loans have decreased $4.9 million and non-accrual commercial loans have increased $4.7 million. The loan portfolio is reviewed by lending management and the banks' internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses.

         The following table summarizes, for the periods presented, nonperforming assets by category:

                           RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                       September 30,       December 31,     September 30,
                                                                           2002                2001             2001
                                                                      --------------      -------------     -------------
                                                                                      (Dollars in thousands)
Commercial, financial, agricultural, municipal and
 industrial development:
    Past due 90 days or more..................................        $         177       $        196       $        83
    Non-accrual...............................................                5,812              1,118             6,132
    Restructured terms........................................                   51                 54                55

Real estate - construction:
    Past due 90 days or more..................................                  100                  -               173
    Non-accrual...............................................                  312              2,622             2,800
    Restructured terms........................................                    -                  -                 -

Real estate - mortgage:
  One- to four-family residential:
    Past due 90 days or more..................................                  120              1,050               410
    Non-accrual...............................................                3,389              1,698             1,558
    Restructured terms........................................                    -                  -                 -
  Multi-family and commercial:
    Past due 90 days or more..................................                    -              3,643                95
    Non-accrual...............................................                4,050              8,892             5,275
    Restructured terms........................................                    -                  -                99

Consumer and other, net of unearned income:
    Past due 90 days or more..................................                   93                222                68
    Non-accrual...............................................                  264                215               172
    Restructured terms........................................                    -                  -                 -
                                                                      -------------       ------------       -----------

Total nonperforming loans.....................................               14,368             19,710            16,920
Other real estate.............................................                1,082                370             1,018
                                                                      -------------       ------------       -----------
Total nonperforming assets....................................        $      15,450       $     20,080       $    17,938
                                                                      =============       ============       ===========

Ratios:
  Nonperforming loans to total loans..........................                 0.88%              1.39%             1.18%
  Nonperforming assets to total assets........................                 0.67               0.93              0.84
  Nonperforming loans to shareholders' equity.................                 8.96              14.28             11.58
  Allowance for loan losses to total loans....................                 1.13               1.33              1.38
  Allowance for loan losses to nonperforming loans............               128.48              95.92            116.38

         Allowance for Loan Losses. The provision for loan losses was $5.5 million during the first nine months of 2002 compared to $3.7 million for the first nine months of 2001. Net charge-offs were $6.0 million for the nine-month period ended September 30, 2002 compared to $2.9 million for the first nine months of 2001. Net charge-offs for the first nine months of 2002 represented 0.39% of average loans, compared to 0.33% for the first nine months of 2001.

         The allowance for loan losses totaled $18.5 million at September 30, 2002 compared to $18.9 million at December 31, 2001 and $19.7 million at September 30, 2001. As a percentage of loans outstanding, the allowance represented 1.13% of loans at September 30, 2002 compared to 1.33% at December 31, 2001, and 1.38% at September 30, 2001.

         The higher provision and net charge-offs were the result of our efforts to identify and recognize potential losses in our loan portfolio and are also related to the recognition of loss exposure in specific problem loans. Since 1998, we have changed the composition of the loan portfolio and shifted our lending focus to higher yielding commercial relationships. This shift, while providing higher earnings potential, does entail greater risk than traditional residential mortgage loans. Specific allowances have been increased on certain commercial real estate loans based on individual reviews of these loans and our estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us.

         The allowance for loan losses is provided at a level considered adequate to provide for potential losses inherent in the Company's portfolio and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio, evaluation of potential problem loans identified based on existing circumstances known to management and recent loan loss experience. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be high and that our allowance is adequate to absorb potential losses inherent in the portfolio at September 30, 2002.

         The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

                   SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                               Nine Months Ended
                                                                                September 30,
                                                                       ---------------------------------
                                                                           2002                 2001
                                                                       --------------      -------------
                                                                                (In thousands)
Allowance for loan losses (beginning of period).................       $      18,905       $      11,433
Loans charged off:
  Commercial, financial, agricultural, municipal
    and industrial development..................................              (1,634)             (1,698)
  Real estate - construction....................................              (1,154)             (1,092)
  Real estate - mortgage:
    One- to four-family residential.............................              (1,106)               (150)
    Multi-family and commercial.................................              (2,742)               (410)
  Consumer and other............................................                (414)                117
                                                                       -------------       -------------
      Total loans charged off...................................              (7,050)             (3,233)
                                                                       -------------       -------------

Recoveries of loans previously charged off:
  Commercial, financial, agricultural, municipal
    and industrial development..................................                 969                 392
  Real estate - construction....................................                   -                   -
  Real estate - mortgage:
    One- to four-family residential.............................                  53                 163
    Multi-family and commercial.................................                   4                  32
  Consumer and other............................................                  69                  11
                                                                       -------------       -------------
      Total recoveries..........................................               1,095                 298
                                                                       -------------       -------------

Net loans charged off...........................................              (5,955)             (2,935)
Acquired subsidiaries balances..................................                   -               7,494
Provision for loan losses.......................................               5,510               3,700
                                                                       -------------       -------------
Allowance for loan losses (end of period).......................       $      18,460       $      19,692
                                                                       =============       =============
Loans:
  Average.......................................................       $   1,531,416       $     900,451
  End of period.................................................           1,633,876           1,430,447

Ratios:
  Net charge-offs to average loans .............................                0.39%               0.33%
  Net charge-offs to provision for loans losses.................              108.08               79.32
  Provision for loan losses to average loans....................                0.36                0.41
  Allowance for loan loss to total loans........................                1.13                1.38

         Deposits. Total deposits increased to $1.7 billion at September 30, 2002, an increase of 9% from September 30, 2001 and of 1% from December 31, 2001. The increase in deposits from September 30, 2001 was primarily the result of the Southside acquisitions, coupled with internal growth from deposit promotions and the purchase of $60 million of brokered deposits in the third quarter of this year. Non-interest bearing deposits totaled $207.6 million at September 30, 2002. We have been successful in expanding our deposit base while maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.

         The following table summarizes deposits as of the dates indicated:


                                            DEPOSIT LIABILITY COMPOSITION

                                                 September 30,               December 31,               September 30,
                                                     2002                        2001                       2001
                                            ---------------------       ---------------------       ---------------------
                                                          Percent                     Percent                     Percent
                                            Amount       of Total       Amount       of Total       Amount       of Total
                                            ------       --------       ------       --------       ------       --------
                                                                      (Dollars in thousands)
Demand deposits.......................     $   207,588     12.2%    $   201,216        11.9%     $   177,999       11.4%
NOW accounts..........................         124,946      7.3         113,887         6.7          101,959        6.5
Money market accounts................          273,244     16.1         301,648        17.9          297,184       19.0
Savings deposits......................         222,169     13.1         185,652        11.0          137,635        8.8
Certificates of deposit...............         625,985     36.8         602,295        35.7          580,116       37.1
Certificates of deposit
  over $100,000.......................         162,388      9.6         195,048        11.6          178,303       11.5
IRA certificates......................          84,239      4.9          87,869         5.2           88,801        5.7
                                           -----------    -----     -----------       -----      -----------      -----
    Total deposits....................     $ 1,700,559    100.0%    $ 1,687,615       100.0%     $ 1,561,997      100.0%
                                           ===========    =====     ===========       =====      ===========      =====

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

         Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet, resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings as well as being a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to transact repurchase agreements using those securities.

         We anticipate continued loan demand in our market area as the banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $351.3 million secured credit facility with the Federal Home Loan Bank, under which $305.8 million and $196.2 million was outstanding at September 30, 2002 and December 31, 2001, respectively. We continue to utilize Federal Home Loan Bank borrowings to fund loan growth while systematically seeking to build our deposit base. We anticipate similar use of the Federal Home Loan Bank credit facility in the foreseeable future.

         Our assets and deposits remained relatively the same from December 31, 2001 to September 30, 2002. We strive to grow our core deposits while utilizing Federal Home Loan Bank borrowings, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity in view of expected future needs.

         Capital Resources. Total shareholders' equity was $160.4 million at September 30, 2002, compared to $138.1 million at year-end 2001. The increase in total equity was primarily the result of earnings retention, stock options exercised to purchase our common stock and an increase during the first nine months of 2002 of $4.8 million in net unrealized gains on available-for-sale securities.

         Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. Our subsidiary banks also utilize their borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $35.0 million as of September 30, 2002, and was renewed in the third quarter of 2002.

         From time to time, we have purchased brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At September 30, 2002 brokered deposits totaled $60 million and have maturity dates ranging from 1-2 years.

         Dividends paid during the third quarter of 2002 were $0.065 per share, an increase of 8% compared to the $0.06 per share paid for the third quarter of 2001. Our dividend payout ratio was 18.9% for the first nine months of 2002.

         We also analyze our capital and the capital position of our banks in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of September 30, 2002, we and our subsidiaries met all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

         As of September 30, 2002, December 31, 2001 and September 30, 2001, Allegiant's and Allegiant Bank's capital ratios were as follows:

                                    September 30, 2002             December 31, 2001          September 30, 2001
                                 -------------------------   ---------------------------  ---------------------------
                                 Allegiant  Allegiant Bank   Allegiant    Allegiant Bank  Allegiant    Allegiant Bank
                                 ---------  --------------   ---------    --------------  ---------    --------------
Total capital
   (to risk-weighted assets).      9.87%        10.33%         10.01%         10.48%        10.07%         10.98%
Tier 1 capital
   (to risk-weighted assets).      8.51          9.28           8.11           9.62          8.82           9.78
Tier 1 capital
   (to average assets).......      6.82          7.58           6.32           7.62         11.64           8.16


         As of September 30, 2002, the capital ratios of our two subsidiary banks were as follows:

                                         Bank of                   State Bank of
                                     Ste. Genevieve              Jefferson County
                                     --------------              ----------------
Total capital
   (to risk-weighted assets).            22.54%                       16.41%
Tier 1 capital
   (to risk-weighted assets).            21.33                        15.28
Tier 1 capital
   (to average assets).......            13.03                        10.40

         On September 18, 2002, we announced the signing of a definitive exchange agreement that provides for First Banks to acquire Allegiant's wholly-owned banking subsidiary, Bank of Ste. Genevieve (BSG). Under the terms of the agreement, First Banks will acquire BSG in exchange for approximately 974,150 shares of Allegiant common stock that is currently held by First Banks. As a part of our Project 2004 initiative, this transaction will increase Allegiant's focus on the higher growth St. Louis metropolitan area, reduce the number of outstanding shares without decreasing our float and is expected to be immediately accretive to our earnings per share. The transaction, which is subject to regulatory approvals, is expected to be completed in the first quarter of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 4.  CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         In the third quarter of 2002, Allegiant adopted SFAS 147, Acquisition of Certain Financial Institutions. As permitted by the new accounting standard issued on October 1, 2002, we reclassified previously recorded intangible assets associated with branch acquisitions to goodwill. As required by SFAS 147, we restated previously reported 2002 six-month earnings to reflect the non-amortization of goodwill related to our branch acquisitions. For the six months ended June 30, 2002, the impact related to implementation of SFAS 147 was an increase to net income of $345,000 and an increase in diluted earnings per share of $0.02 per share.

         The adoption of SFAS 147 increased net income by $517,050 or $0.03 per diluted share for the nine months ended September 30, 2002 and is projected to increase full-year 2002 earnings by approximately $700,000, or $0.04 per diluted share.

         We also restated previously reported 2002 six-month earnings to recognize the impact of a $700,000 deferred loan fee which had not been accreted into income due to an accounting oversight during the three months ended March 31, 2002 and June 30, 2002 in accordance with SFAS 91, Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. For the six months ended June 30, 2002, the impact of this adjustment was to increase net income by $291,000 and diluted earnings per share by $0.02 per share.

         The combined impact of SFAS 147 adoption and the deferred loan fee adjustment on the results for the six months ended June 30, 2002 was to reflect restated diluted earnings per share of $0.65 per share, compared to $0.61 per share previously reported and restated net income of $10.3 million, compared to previously recorded $9.7 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits: See Exhibit Index attached hereto.

        b) Reports on Form 8-K:
             No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a dated within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                       By: /s/ Shaun R. Hayes
                                            ----------------------------------
                                            Shaun R. Hayes, President and
                                              Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a dated within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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