Form 10-K
period 2002-12-31
ALLEGIANT BANCORP INC/MO/
filed 2003-03-26
CIK 703970

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002      COMMISSION FILE NO. 000-10849

                           ALLEGIANT BANCORP, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MISSOURI                                  43-1262037
     (State of Incorporation)             (IRS Employer Identification number)

                   ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                10401 CLAYTON ROAD, ST. LOUIS, MISSOURI 63131
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 314-692-8200

         Securities registered pursuant to Section 12(b) of the Act:
             Trust Preferred Securities, $10 liquidation value,
                     issued by Allegiant Capital Trust I
        Name of exchange on which registered: American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
             Trust Preferred Securities, $25 liquidation value,
                  issued by Allegiant Capital Trust II; and
                        Common Stock, $0.01 par value

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

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                           Yes   X     No
                               -----      -----

             Aggregate market value of the voting stock held by
                   non-affiliates of the registrant as of
          June 28, 2002: Common Stock, $0.01 par value, $12,512,650

          Number of shares outstanding of each of the registrant's
               classes of common stock, as of March 21, 2003:
        Common Stock, $0.01 par value, 16,205,777 shares outstanding

                     DOCUMENTS INCORPORATED BY REFERENCE

           As provided herein, portions of the documents below are
                         incorporated by reference:

                         DOCUMENT                                         PART OF FORM 10-K
                         --------                                         -----------------
         Annual Report of the Registrant to its Shareholders                Parts I and II
           for fiscal year ended December 31, 2002

         Registrant's Proxy Statement for its 2003
           Annual Meeting of Shareholders                                   Parts II and III

==============================================================================

         The terms "Allegiant," "company," "we," "our" and "corporation" as used in this report refer to Allegiant Bancorp, Inc. and its subsidiaries as a consolidated entity, except where it is made clear that it means only Allegiant. Also, sometimes we refer to our principal bank subsidiary, Allegiant Bank as the "bank." When we refer to our branches in the St. Louis metropolitan area, we are excluding two branches that we plan to sell in connection with the anticipated sale of one of our two subsidiary banks, Bank of Ste. Genevieve, to First Banks, Inc.

                                   PART I
ITEM 1.  BUSINESS

GENERAL

         We are the largest publicly-held bank holding company headquartered in the St. Louis metropolitan area. Our principal subsidiary, Allegiant Bank, offers full-service banking and personal trust services to individuals, businesses and municipalities in our market area. These services include commercial real estate, commercial business and consumer loans, checking, savings and time deposit accounts, wealth management and other fiduciary services, as well as other financial services, including mortgage banking, securities brokerage and insurance products. As of December 31, 2002, we reported, on a consolidated basis, total assets of $2.4 billion, loans of $1.7 billion and shareholders' equity of $167.2 million.

         Our primary goal has been to expand our branch network in the St. Louis market while increasing our earnings per share. Since our inception in 1989, we have grown through a combination of internal growth and acquisitions. We have sought to maximize our internal growth opportunities by positioning Allegiant as one of the leading St. Louis community banks. From the beginning of 2000 to the end of 2002, we estimate that our deposits and loans, excluding those added through acquisitions, have grown at a compound annual rate of approximately 16.4% and 19.9%, respectively. Since the beginning of 1998, our diluted earnings per share have increased at a compound annual rate of 22.1%.

         We have supplemented our internal growth with several acquisitions within our market area. Since 2000, we have completed a number of significant acquisitions, including: Equality Bancorp, Inc., a community-based thrift holding company with total assets of approximately $300.4 million, in November 2000; Southside Bancshares Corp., a community-based bank holding company with total assets of approximately $804.9 million, in September 2001; and five branches from Guardian Savings Bank with total deposits of $109.3 million, in December 2001. Additionally, in order to diversify our operations and sources of income, in October 2002, we acquired Investment Counselors, Incorporated, an investment advisory firm with approximately $331.9 million of assets under management.

         Consistent with our focus on establishing and maintaining a strong presence in the most attractive areas in the St. Louis market, in September 2002, we entered into an exchange agreement to sell Bank of Ste. Genevieve, one of our two subsidiary banks, to First Banks, Inc. Bank of Ste. Genevieve operates two branches located outside of the St. Louis metropolitan area and has total assets of approximately $110.0 million. Under the exchange agreement, First Banks will acquire Bank of Ste. Genevieve in exchange for approximately 974,150 shares of our common stock held by First Banks. The terms of the exchange agreement include representations, warranties, covenants and closing conditions typical for transactions of this size and type. The net assets of Bank of Ste. Genevieve are approximately $17.9 million which approximates the value of consideration we expect to receive. As a result, we do not expect to recognize any gain or loss as a result of the transaction. First Banks currently holds approximately 7.4% of our outstanding common stock and will hold approximately 1.5% of our common stock upon completion of the exchange. In March 2003, First Banks received final bank regulatory approvals necessary to complete the exchange. We expect to complete the sale of Bank of Ste. Genevieve during the first half of 2003.

         In order to improve the profitability of our banking operations, over the past several years we have reduced the number of residential mortgages that we hold in our portfolio and have increased the amount of higher yielding commercial loans. Since the beginning of 1998, and in part as a result of opportunities that resulted from the consolidation of the St. Louis banking market, we have hired 23 commercial lending professionals, including a senior credit officer, who average more than 15 years of commercial lending experience in the St. Louis metropolitan area. As these local loan officers have joined our banking team, we have benefited from their existing customer relationships, as well as their local banking expertise. In addition, we have implemented a company-wide cost control initiative intended to enhance efficiencies throughout our organization that we refer to as "Project 2004" and we consolidated our banking operations, other than those of Bank of Ste. Genevieve, into one primary subsidiary, Allegiant Bank, during 2002. These steps taken since the beginning of 1998 have improved our efficiency, return on average assets, return on average equity and earnings per share.

         The St. Louis metropolitan area is the 18th largest metropolitan market in the United States with a population of approximately 2.5 million. The St. Louis area is home to 15 Fortune 1000 companies, including Anheuser-Busch Companies, Inc., Emerson Electric Co. and The May Department Stores Company. Over the past several years, a number of financial institutions in our market area have been acquired by larger regional or national out-of-town financial institutions. These acquisitions have included: Marshall & Ilsley Corporation's 2002 acquisition of Mississippi Valley Bancshares, Inc., Firstar Corporation's (now operating as U.S. Bancorp) 1999 acquisition of Mercantile Bancorporation Inc., Union Planters Corporation's 1998 acquisition of Magna Group, Inc. and NationsBank Corporation's (now operating as Bank of America Corporation) 1997 acquisition of Boatmen's Bancshares, Inc. We believe we have capitalized on opportunities created by this market consolidation and have built a strong, customer-friendly, community-focused banking franchise.

         We focus on serving customers with banking needs that no longer can be adequately served by smaller local institutions but who still desire the personalized service that larger, out-of-state institutions do not effectively provide. Our community banking focus and streamlined management and decision-making procedures allow us to respond quickly to the needs of our individual and business customers and to tailor products and services to meet their needs.

         We seek to effectively meet the convenience and needs of customers through our extensive branch network that provides our customers at least one branch located within a 20-minute drive from all principal sectors of the St. Louis metropolitan area. Our 37 branches and 59 ATMs throughout the St. Louis metropolitan area also serve to increase recognition of the Allegiant name. In addition, we have sought to further enhance our name recognition by serving as the official bank of the St. Louis Rams football team since July 2000.

FINANCIAL SUMMARY OF THE COMPANY

         A consolidated financial summary of our company and subsidiaries, included on page 13 in our 2002 Annual Report to Shareholders, is incorporated herein by reference.

SUBSIDIARIES

         The table setting forth the names and states of incorporation or organization, as the case may be, of our subsidiaries is included as Exhibit 21 hereto.

COMPETITION

         We operate in a competitive environment. In the St. Louis metropolitan area, other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, investment advisers, financial planners and other financial intermediaries offer similar services. Many of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide. In addition, the extensive regulations that govern us and our banks may not apply to some of our non-bank competitors. Our profitability depends upon the ability of our banks to compete in our market area.

SUPERVISION AND REGULATION

         As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (BHC Act). Under the BHC Act the Federal Reserve Board's prior approval is required if we propose to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHC Act also prohibits, with certain exceptions, us from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any nonbanking company. Under the BHC Act, we may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of nonbanking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank's record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (CRA).

         We are required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. Allegiant Bank is organized as a Missouri state trust company and Bank of Ste. Genevieve is organized as a Missouri state bank and both are subject to regulation, supervision and examination by the Division of Finance of the State of Missouri. Both banks are also subject to regulation by the Federal Deposit Insurance Corporation. In addition, there are numerous other federal and state laws and regulations which control the activities of us and our banking subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, and extensions of credit. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, and not for the protection of security holders. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to employ assets and maximize income.

         Under Federal Reserve policy, we are expected to act as a source of financial strength to each of our bank subsidiaries and to commit resources to support each of our bank subsidiaries in circumstances when it might not otherwise do so. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The payment of dividends by the bank subsidiaries may also be affected by factors such as the maintenance of adequate capital. At December 31, 2002, all of our subsidiary banks were "well-capitalized" under regulatory capital adequacy standards.

         These laws and regulations are under constant review by various agencies and legislatures, and are subject to frequent change. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act) contained major changes in laws that previously kept the banking industry largely separate from the securities and insurance industries. The GLB Act authorized the creation of a new kind of financial institution, known as a "financial holding company" and a new kind of bank subsidiary called a "financial subsidiary", which may engage in a broader range of investment banking, insurance agency, brokerage, and underwriting activities. The GLB Act also included privacy provisions that limit banks' abilities to disclose non-public information about customers to non-affiliated entities. Banking organizations are not required to become financial holding companies, but instead may continue to operate as bank holding companies, providing the same services they were authorized to provide prior to the enactment of the GLB Act.

         In addition to its regulatory powers, the Federal Reserve impacts the conditions under which we operate by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past, most notably the strong decrease in interest rates which occurred in 2001 and the low rate environment in 2002. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on our financial performance.

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

EMPLOYEES

         As of December 31, 2002, we had approximately 548 full-time equivalent employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees and those of our subsidiary banks to be good.

WEB SITE ADDRESS

         A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, filed since November 15, 2002, are available, free of charge, on the Internet on our website www.allegiantbank.com. All required reports are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The reference to our website does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         This report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

o the results of our efforts to implement our business strategy, including Project 2004;

o adverse changes in the bank's loan portfolio and the resulting credit risk-related losses and expenses;

o our ability to manage our growth, including the successful expansion of the customer support, administrative infrastructure and internal management systems necessary to manage that growth;

o        our ability to attract core deposits;

o adverse changes in the economy of our market area that could increase credit-related losses and expenses;

o adverse changes in real estate market conditions that could negatively affect credit risk;

o the consequences of continued bank acquisitions and mergers in our market area, resulting in fewer but much larger and financially stronger competitors, which could increase competition for financial services to our detriment;

o fluctuations in interest rates and market prices, which could negatively affect net interest margins, asset valuations and expense expectations;

o changes in regulatory requirements of federal and state agencies applicable to bank holding companies and our present and future bank subsidiaries;

o        changes in accounting principles;

o        general economic conditions;

o our ability to complete the disposition of Bank of Ste. Genevieve to First Banks, Inc. on the terms that we expect, including without limitation, any adjustment to purchase price based on the net equity of Bank of Ste. Genevieve on the date of disposition; and

o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

         We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events discussed in any forward-looking statements in this report might not occur.

STATISTICAL DISCLOSURES

         The following statistical disclosures, except as noted, are included in our 2002 Annual Report to Shareholders, and are incorporated herein by reference.

                                                                                 ANNUAL REPORT
         SCHEDULE                                                                  REFERENCE
         --------                                                                -------------

I.       DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
         INTEREST RATES AND INTEREST DIFFERENTIAL

         A. Average Balance Sheets                                                   p. 18

         B. Analysis of Net Interest Earnings                                        p. 16

         C. Taxable-Equivalent Rate-Volume Analysis                                  p. 19

II.      INVESTMENT PORTFOLIO

         A. Book Value by Type of Security                                           p. 21

         B. Maturity Distribution                                                    p. 21

III.     LOAN PORTFOLIO

         A. Types of Loans                                                           p. 22

         B. Maturities and Sensitivities of Loans                                    p. 23

         C. Risk Elements

            1. Non-Accrual, Past Due and Restructured Loans                          p. 24

            2. Potential Problem Loans                                               p. 23

            3. Foreign Outstandings                                                    n/a

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         A. Allowance for Loan Losses                                                p. 25

         B. Allocation of the Allowance for Loan Losses                              p. 25

V.       DEPOSITS*

         A. Average Balances and Rates Paid by Deposit Category                      p. 18

         B. Maturity Distribution of Certain CDs and Time Deposits                   p. 27

VI.      RETURN ON EQUITY AND ASSETS                                                 p. 16

VII.     SHORT-TERM BORROWINGS                                                       p. 31

--------------------
* We had no interest-bearing deposits with foreign banks at December 31, 2002, 2001 or 2000.

ITEM 2.  PROPERTIES

         Our principal executive and administrative offices are located at 10401 Clayton Road in St. Louis, Missouri. Our operational offices are located at 2122 Kratky Road in St. Louis, Missouri. As of December 31, 2002, Allegiant Bank conducted its business and operations out of 37 locations in and two locations outside of the St. Louis metropolitan area. Management believes that our physical properties, of which 32 are owned and seven are leased, are in satisfactory condition, adequately insured and suitable and adequate for present operations. In September 2002, we entered into an agreement to sell Bank of Ste. Genevieve, one of our two subsidiary banks, to First Banks, Inc. Bank of Ste. Genevieve operates two branches located outside of the St. Louis metropolitan area. We expect to complete the sale of Bank of Ste. Genevieve during the first half of 2003.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list, as of March 21, 2003, of the names and ages of our executive officers and all positions and offices with us presently held by the person named. There is no family relationship between any of the named persons.

         Shaun R. Hayes, 43, has served as a director and our President since 1989 and became our Chief Executive Officer in January 1999. Additionally, Mr. Hayes has served as a director of our bank since 1990, and as President and Chief Executive Officer of our bank since May 1992.

         Thomas A. Daiber, 44, has served as one of our Executive Vice Presidents since May 1999. Mr. Daiber served as our Chief Financial Officer from May 1999 until February 2003. Mr. Daiber has announced that, within the next few months, he intends to resign from his Executive Vice President position and become Chairman, President and Chief Executive Officer for the Aviston Financial Corporation and Chairman and Chief Executive Officer of the State Bank of Aviston in southwestern Illinois on a full-time basis. Mr. Daiber has been employed by us since March 1997 and served as our Director of Internal Auditing prior to becoming our Chief Financial Officer.

         Jeffrey S. Schatz, 45, has served as one of our Executive Vice Presidents and our Chief Financial Officer since February 2003. Prior to becoming our Chief Financial Officer, Mr. Schatz served as our Chief Operations Officer since January 2000. Prior to joining us, Mr. Schatz served as Senior Vice President - Funds Management of Sky Financial Group, Inc., a Bowling Green, Ohio bank holding company, for more than nine years.

         Paul F. Glarner, 54, has served as one of our Executive Vice Presidents and our Chief Lending Officer since 1997. Prior to joining us, Mr. Glarner served as an officer of Mercantile Bank, now U.S. Bank, for more than five years.

         Arthur E. Weiss, 43, has served as our Senior Vice President of Wealth Management since 2000. Prior to joining us, Mr. Weiss served as the President of the Weiss Group, Inc., an accounting and consulting firm. He founded the firm in 1991 and sold it to a publicly-traded company in 1998. From 1982 to 1991 Mr. Weiss was a tax manager with a Big 5 public accounting firm.

         The executive officers were appointed by and serve at the pleasure of our board of directors.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         Information concerning our common stock, dividends paid and number of holders of our common stock included on page 47 in our 2002 Annual Report to Shareholders, is incorporated herein by reference. Information concerning our equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in our Proxy Statement for the 2003 Annual Meeting of Shareholders, is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         "Selected Financial Data," included under the caption "Financial Highlights" on page 13 in our 2002 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations," included on pages 14 through 32 of our 2002 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosures About Market Risk," included under the caption "Balance Sheet Analysis - Interest Rate Sensitivity" on pages 27 through 30 of our 2002 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements, included in our 2002 Annual Report to Shareholders, are incorporated herein by reference.

                                                                                 ANNUAL REPORT
     STATEMENT                                                                     REFERENCE
     ---------                                                                   -------------

Report of Ernst & Young LLP, Independent Auditors                                 p. 33

Consolidated Balance Sheets - December 31, 2002 and 2001                          p. 34

Consolidated Statements of Income - Years Ended December 31,
   2002, 2001 and 2000                                                            p. 35

Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 2002, 2001 and 2000                                   p. 36

Consolidated Statements of Cash Flows - Years Ended
   December 31, 2002, 2001 and 2000                                               p. 37

Notes to Consolidated Financial Statements                                        pp. 38 - 53

         Selected Quarterly Financial Data (unaudited), included as Note 25 on page 53 in our 2002 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 28, 2001, we acquired Southside Bancshares Corp. For tax reasons, the form of the transaction called for us to merge into Southside. However, for all other aspects, the surviving company was effectively Allegiant. On October 5, 2001, we filed a report on form 8-K to report, pursuant to Item 4 thereof, the dismissal of KPMG LLP as the surviving company's independent auditors for the year ended December 31, 2001 and the appointment of Ernst & Young LLP to replace KPMG. Prior to the merger with Southside, Ernst & Young LLP served as our independent auditors for each of the fiscal years ended December 31, 1999 and 2000. There have been no disagreements with our accountants on accounting or financial disclosure relative to the consolidated financial statements included in our 2002 Annual Report to Shareholders, which are incorporated herein by reference.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors is contained under the captions "Election of Directors" and "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

         Information regarding our executive officers is contained in Part I, Item 4A of this report.

         Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation and director compensation is under the captions "Compensation of Executive Officers," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Comparison of Five-Year Cumulative Total Return Among Allegiant Bancorp, Inc., The Nasdaq National Market and The Nasdaq Bank Index," respectively in our Proxy Statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners and management is under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

         Information regarding securities issued under our equity compensation plans is under the caption "Equity Compensation Plan
Information" in our Proxy Statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements: Incorporated herein by reference, are listed in Item 8 hereof.

              (2)  Financial Statement Schedules: None.

              (3)  Exhibits: See Exhibit Index at pages 14 and 15 hereof.

         (b)  Reports on Form 8-K

                   On October 2, 2002, we filed a Form 8-K reporting
             the proposed sale of one of our subsidiaries, Bank of Ste. Genevieve, to First Banks, Inc. pursuant to an Agreement and Plan of Exchange, dated September 17, 2002.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 26th day of March 2003.

                      ALLEGIANT BANCORP, INC.
                      (Registrant)



                      By: /s/ Shaun R. Hayes
                          -----------------------------------------------------
                          Shaun R. Hayes, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         SIGNATURE                                      TITLE                               DATE
         ---------                                      -----                               ----

/s/ Marvin S. Wool                          Chairman of the Board                       March 26, 2003
------------------------------------
Marvin S. Wool



/s/ Shaun R. Hayes                          President, Chief Executive Officer          March 26, 2003
------------------------------------        and Director
Shaun R. Hayes



/s/ Jeffrey S. Schatz                       Executive Vice President and Chief          March 26, 2003
------------------------------------        Financial Officer
Jeffrey S. Schatz                           (Principal Financial and Accounting
                                            Officer)


                                            Director                                    March 26, 2003
------------------------------------
Robert L. Chambers



/s/ Leland B. Curtis                        Director                                    March 26, 2003
------------------------------------
Leland B. Curtis



/s/ Kevin R. Farrell                        Director                                    March 26, 2003
------------------------------------
Kevin R. Farrell



/s/ Richard C. Fellhauer                    Director                                    March 26, 2003
------------------------------------
Richard C. Fellhauer





/s/ Leon A. Felman                          Director                                    March 26, 2003
------------------------------------
Leon A. Felman



/s/ Douglas P. Helein                       Director                                    March 26, 2003
------------------------------------
Douglas P. Helein



/s/ Michael Hogan                           Director                                    March 26, 2003
------------------------------------
Michael Hogan



/s/ C. Virginia Kirkpatrick                 Director                                    March 26, 2003
------------------------------------
C. Virginia Kirkpatrick



/s/ Nancy C. Pechloff                       Director                                    March 26, 2003
------------------------------------
Nancy C. Pechloff



/s/ Thomas M. Teschner                      Director                                    March 26, 2003
------------------------------------
Thomas M. Teschner



/s/ Robert Wallace                          Director                                    March 26, 2003
------------------------------------
Robert Wallace



/s/ John L. Weiss                           Director                                    March 26, 2003
------------------------------------
John L. Weiss



                                            Director                                    March 26, 2003
------------------------------------
Lee S. Wielansky

                               CERTIFICATIONS

I, Shaun R. Hayes, certify that:

1. I have reviewed this annual report on Form 10-K of Allegiant Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003                               By: /s/ Shaun R. Hayes
                                                 -----------------------------
                                                 Shaun R. Hayes, President and
                                                    Chief Executive Officer

I, Jeffrey S. Schatz, certify that:

1. I have reviewed this annual report on Form 10-K of Allegiant Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                     By: /s/ Jeffrey S. Schatz
                                       ----------------------------------------
                                       Jeffrey S. Schatz, Executive Vice
                                          President and Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

    3.1 Amended and Restated Articles of Incorporation of the Company, filed as Annex E to the Company's Registration Statement on Form S-4 (Reg. No. 333-63212) is hereby incorporated by reference.

    3.2 Amended and Restated By-laws of the Company, as currently in effect, filed as Annex F to the Company's Registration Statement on Form S-4 (Reg. No. 333-63212) is hereby incorporated by reference.

    4.1 Form of Stock Certificate for Common Stock, filed as Exhibit 4.2 to the Company's Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

    4.2 Form of Junior Subordinated Indenture concerning Allegiant Capital Trust II, filed as Exhibit 4.4 to Amendment No. 1 to Allegiant Bancorp's and Allegiant Capital Trust II's Registration Statement on Form S-3 (Reg. Nos. 333-62684 and 333-62684-01), is
               hereby incorporated by reference.

    4.3        Certificate of Trust of Allegiant Capital Trust II, filed as
               Exhibit 4.6 to Allegiant Bancorp's and Allegiant Capital Trust's Registration Statement on Form S-3 (Reg. Nos. 333-62684 and 333-62684-01), is hereby incorporated by reference.

    4.4        Trust Agreement of Allegiant Capital Trust II, filed as Exhibit
               4.7 to Allegiant Bancorp's and Allegiant Capital Trust II's Registration Statement on Form S-3 (Reg. Nos. 333-62684 and 333-62684-01), is hereby incorporated by reference.

    4.5 Form of Guarantee Agreement, filed as Exhibit 4.10 to Amendment No. 1 to Allegiant Bancorp's and Allegiant Capital Trust II's Registration Statement on Form S-3 (Reg. Nos. 333-62684 and 333-62684-01), is hereby incorporated by reference.

    4.6 Form of Amended and Restated Trust Agreement of Allegiant Capital Trust II, filed as Exhibit 4.8 to Amendment No. 1 to Allegiant Bancorp's and Allegiant Capital Trust II's Registration Statement on Form S-3 (Reg. Nos. 333-62684 and 333-62684-01), is hereby incorporated by reference.

    4.7 Junior Subordinated Indenture concerning Allegiant Capital Trust I, dated as of August 2, 1999, by and between the Company and Bankers Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

    4.8 Guarantee Agreement concerning Allegiant Capital Trust I, dated as of August 2, 1999, between the Company, as guarantor, and Bankers Trust Company, as guarantee trustee, filed as Exhibit
               10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

    4.9 Amended and Restated Trust Agreement of Allegiant Capital Trust I, dated as of August 2, 1999, among the Company, as depositor, Bankers Trust Company, as property trustee, and Shaun R. Hayes and Thomas A. Daiber, as administrators, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

   10.1 Agreement and Plan of Exchange, dated September 17, 2002, between First Banks, Inc. and the Company, filed as Exhibit 2 to Company's current report on Form 8-K, dated September 17, 2002, is hereby incorporated by reference.

   10.2        Loan Agreement, dated September 28, 2001, by and between U.S.
               National Bank Association and the Company, is filed as Exhibit
               10.1 to the Company's annual report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

   10.3        Pledge Agreement, dated September 28, 2001, by and between U.S.
               National Bank Association and the Company, is filed as Exhibit
               10.1 to the Company's annual report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

   10.4        Allegiant Bancorp, Inc. 1994 Stock Option Plan, filed as Exhibit
               10.7 to Company's Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.*

   10.5        Allegiant Bancorp, Inc. 1996 Stock Option Plan, filed as Exhibit
               4.4 to Company's Form S-8 (Reg. No. 333-13451), is hereby incorporated by reference.*

   10.6        Allegiant Bancorp, Inc. Directors Stock Option Plan, filed as
               Exhibit 4.5 to Company's Form S-8 (Reg. No. 333-13451), is hereby incorporated by reference.*

   10.7        Allegiant Bancorp, Inc. 1989 Stock Option Plan, filed as Exhibit
               4.6 to Company's Form S-8 (Reg. No. 333-13451), is hereby incorporated by reference.*

   10.8 Executive Retention Agreement, dated January 1, 2002, by and between the Company and Shaun R. Hayes is filed herewith.

   10.9 Form of Executive Retention Agreement, dated January 1, 2002, entered into by and between the Company and each of Messrs. Schatz, Glarner, Weiss and Daiber, is filed herewith.

   10.10 Agreement and Plan of Merger, dated April 30, 2001, by and between the Company and Southside Bancshares Corp., filed as
               Exhibit 2 to the Company's current report on Form 8-K filed May 7, 2001, is hereby incorporated by reference.

   10.11 Equality Bancorp, Inc. 1993 Stock Option and Incentive Plan, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-44758), is incorporated herein by reference.*

   10.12 Equality Bancorp, Inc. 1997 Stock Option and Incentive Plan, filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-44758), is incorporated herein by reference.*

   13 Portions of the Annual Report to Shareholders for the year ended December 31, 2002, are filed herewith.

   16 Letter from KPMG LLP, dated October 5, 2001, filed as Exhibit 16 to the Company's current report on Form 8-K, dated October 5, 2001, is incorporated herein by reference.

   21          List of subsidiaries of the Company is filed herewith.

   23          Consent of Ernst & Young LLP is filed herewith.

   99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

   99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.


--------------------------
*Management contract or compensatory plan or arrangement.