Form 10-Q
period 2003-03-31
ALLEGIANT BANCORP INC/MO/
filed 2003-05-15
CIK 703970

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                MARCH 31, 2003
                               ---------------------------------------------



Commission file number                           000-10849
                       -----------------------------------------------------



                           ALLEGIANT BANCORP, INC.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            MISSOURI                               43-1262037
--------------------------------    ----------------------------------------
  (State or other jurisdiction        (I.R.S. Employer Identification No.)
       of incorporation or
          organization)

                             10401 CLAYTON ROAD
                          ST. LOUIS, MISSOURI 63131
----------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (314) 692-8800
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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

                                                  Number of shares
           Title of class                   outstanding as of May 2, 2003
-------------------------------------   -------------------------------------
    Common stock, $0.01 par value                     17,326,835

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                               INDEX
                                                                                               Page

PART I. FINANCIAL INFORMATION.....................................................................1
  ITEM 1.   FINANCIAL STATEMENTS..................................................................1
            CONDENSED CONSOLIDATED BALANCE SHEETS - MARCH 31, 2003 AND 2002
              (UNAUDITED) AND DECEMBER 31, 2002...................................................1
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE
              MONTHS ENDED MARCH 31, 2003 AND 2002................................................2
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) - THREE
              MONTHS ENDED MARCH 31, 2003.........................................................3
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE
              MONTHS ENDED MARCH 31, 2003 AND 2002................................................4
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................................5
  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...............................................................8
            DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
              INTEREST RATES - THREE MONTHS ENDED MARCH 31, 2003 AND 2002........................13
            RATE/VOLUME ANALYSIS - QUARTER ENDED MARCH 31, 2003..................................14
            INVESTMENT SECURITIES PORTFOLIO......................................................16
            LENDING AND CREDIT MANAGEMENT........................................................17
            RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS.........................19
            SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION..............................21
            DEPOSIT LIABILITY COMPOSITION........................................................22
            LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES...........................................23
            CRITICAL ACCOUNTING POLICIES.........................................................25
  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................26
  ITEM 4.   CONTROLS AND PROCEDURES..............................................................26
PART II. OTHER INFORMATION.......................................................................26
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................26
            SIGNATURES...........................................................................27
            CERTIFICATIONS.......................................................................27
            EXHIBIT INDEX........................................................................30
            EXHIBIT 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER................................32
            EXHIBIT 99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER................................33

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31,                                March 31,
                                                                             2003             December 31,            2002
                                                                         (Unaudited)              2002            (Unaudited)
                                                                         -----------          ------------        -----------
                                                                                        (Dollars in thousands)
ASSETS:
Cash and due from banks ........................................          $   48,016           $   41,890          $   38,174
Federal funds sold and other investments .......................              38,270                5,241               9,952
Investment securities:
   Available-for-sale (at estimated market value) ..............             389,041              438,049             429,965
   Held-to-maturity (estimated market value of
     $12,878, $17,300 and $20,931, respectively) ...............              12,661               17,033              22,023
   Loans, net of allowance for loan losses of
     $18,730, $19,567 and $17,530, respectively ................           1,645,443            1,683,342           1,431,791
Loans held for sale ............................................              25,874               40,666              49,501
Premises and equipment .........................................              44,170               47,663              47,553
Accrued interest and other assets ..............................              69,835               72,416              72,292
Cost in excess of fair value of net assets acquired ............              54,168               58,016              56,452
                                                                          ----------           ----------          ----------
     Total assets ..............................................          $2,327,478           $2,404,316          $2,157,703
                                                                          ==========           ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing ........................................          $  197,306           $  215,529          $  176,935
   Interest bearing ............................................           1,315,660            1,350,417           1,292,866
   Certificates of deposit over $100,000 .......................             208,797              202,086             165,511
                                                                          ----------           ----------          ----------
     Total deposits ............................................           1,721,763            1,768,032           1,635,312
                                                                          ----------           ----------          ----------
Short-term borrowings ..........................................              78,558               94,882              72,180
Federal Home Loan Bank advances ................................             302,895              304,853             235,850
Guaranteed preferred beneficial interests in
   subordinated debentures .....................................              57,250               57,250              57,250
Accrued expenses and other liabilities .........................              12,904               12,057              12,975
                                                                          ----------           ----------          ----------
     Total liabilities .........................................           2,173,370            2,237,074           2,013,567
                                                                          ----------           ----------          ----------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized 30,000,000 shares;
     issued 16,220,542 shares, 16,146,804 shares and 15,541,085
     shares, respectively ......................................                 162                  161                 160
   Capital surplus .............................................             121,363              119,933             113,727
   Retained earnings ...........................................              49,219               44,614              31,258
   Accumulated other comprehensive income (loss) ...............               1,264                2,534              (1,009)
   Treasury stock, at cost, 974,150 shares .....................             (17,900)                   -                   -
                                                                          ----------           ----------          ----------
     Total shareholders' equity ................................             154,108              167,242             144,136
                                                                          ----------           ----------          ----------
     Total liabilities and shareholders' equity ................          $2,327,478           $2,404,316          $2,157,703
                                                                          ==========           ==========          ==========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       Three Months Ended
                                                                           March 31,
                                                               -----------------------------------
                                                               (In thousands, except share and per
                                                                          share data)
                                                                  2003                   2002
                                                               -----------            -----------
Interest income:
   Interest and fees on loans.........................         $    25,671            $    25,107
   Investment securities..............................               4,121                  5,071
   Federal funds sold and overnight investments.......                  49                     56
                                                               -----------            -----------
     Total interest income............................              29,841                 30,234
                                                               -----------            -----------

Interest expense:
   Deposits...........................................               8,805                 10,646
   Short-term borrowings..............................               1,230                    648
   Federal Home Loan Bank advances....................               2,093                  2,466
   Guaranteed preferred beneficial interests in
     subordinated debentures..........................               1,372                  1,372
                                                               -----------            -----------
     Total interest expense...........................              13,500                 15,132
                                                               -----------            -----------

Net interest income...................................              16,341                 15,102
Provision for loan losses.............................               1,660                  1,500
                                                               -----------            -----------
Net interest income after provision
  for loan losses.....................................              14,681                 13,602
                                                               -----------            -----------

Non-interest income:
   Service charges on deposits........................               1,685                  1,627
   Net gain on sale of securities.....................               1,723                     10
   Other income.......................................               3,613                  2,425
                                                               -----------            -----------
     Total non-interest income........................               7,021                  4,062
                                                               -----------            -----------

Non-interest expense:
   Salaries and employee benefits.....................               7,127                  5,604
   Occupancy and furniture and equipment..............               1,922                  1,628
   Other operating expenses...........................               4,437                  3,461
                                                               -----------            -----------
     Total non-interest expense.......................              13,486                 10,693
                                                               -----------            -----------

Income before income taxes............................               8,216                  6,971
Provision for income taxes............................               2,663                  2,023
                                                               -----------            -----------
     Net income.......................................         $     5,553            $     4,948
                                                               ===========            ===========

Per share data:
   Earnings per share:
     Basic............................................         $      0.34            $      0.32
     Diluted..........................................                0.34                   0.32
   Weighted average common shares outstanding:
     Basic............................................          16,186,628             15,380,960
     Diluted..........................................          16,509,453             15,675,429

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                       Accumulated
                                                                          Other
                                                                      Comprehensive                   Total
                                  Common      Capital     Retained       Income       Treasury    Shareholders' Comprehensive
                                   Stock      Surplus     Earnings     Gain (Loss)      Stock         Equity        Income
                                  -------    ---------    ---------   -------------   ---------   ------------- -------------
                                                                      (In thousands)
Balance December 31, 2002.....    $   161    $ 119,933    $  44,614     $   2,534     $       -     $ 167,242
Net income....................          -            -        5,553             -             -         5,553     $   5,553
Change in net unrealized
  losses on available-for-sale
  securities, net of tax......          -            -            -        (1,270)            -        (1,270)       (1,270)
                                                                                                                  ---------
Comprehensive income..........          -            -            -             -             -             -     $   4,283
                                                                                                                  =========
Issuance of common
  stock.......................          1          840            -             -             -           841
Amortization of restricted
  stock.......................          -          590            -             -             -           590
Repurchase of common stock....          -            -            -             -       (17,900)      (17,900)
Dividends ($0.07 per share)...          -            -         (948)            -             -          (948)
                                  -------    ---------    ---------     ---------     ---------     ---------
Balance March 31, 2003........    $   162    $ 121,363    $  49,219     $   1,264     $ (17,900)    $ 154,108
                                  =======    =========    =========     =========     =========     =========



See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           ---------------------------------
                                                                                2003               2002
                                                                           --------------     --------------
                                                                                     (In thousands)
OPERATING ACTIVITIES:
   Net income........................................................      $        5,553     $        4,948
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
       Depreciation and amortization.................................               1,767              1,052
       Provision for loan losses.....................................               1,660              1,500
       Net gain on sale of fixed assets..............................                 (17)
       Net realized gains on securities available-for-sale...........              (1,723)               (10)
       Other changes in assets and liabilities:
         Accrued interest receivable and other assets................               2,522             (2,904)
         Accrued expenses and other liabilities......................               2,114             (5,353)
                                                                           --------------     --------------
           Cash provided by (used in) operating activities...........              11,876               (767)
                                                                           --------------     --------------

INVESTING ACTIVITIES:
   Adjustment to cash received in acquisition of branches............                   -               (312)
   Decrease in cash and cash equivalents resulting from sale of
     divested subsidiary.............................................             (14,870)                 -
   Proceeds from maturities of securities held-to-maturity...........               1,041              2,576
   Proceeds from maturities of securities available-for-sale.........             104,061             42,928
   Proceeds from sales of securities available-for-sale..............              93,614                112
   Purchase of investment securities available-for-sale..............            (194,163)           (34,667)
   Loans made to customers, net of repayments........................               8,278            (20,442)
   Purchase of bank-owned life insurance.............................                (441)              (664)
   Additions to premises and equipment...............................              (1,037)              (364)
                                                                           --------------     --------------
           Cash used in investing activities.........................              (3,517)           (10,833)
                                                                           --------------     --------------

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits...............................              47,600            (52,303)
   Net increase (decrease) in short-term borrowings..................             (16,337)            39,147
   Repayment of long-term debt.......................................                (360)              (335)
   Proceeds from issuance of common stock............................                 841              2,496
   Payment of dividends..............................................                (948)              (913)
                                                                           --------------     --------------
           Cash provided by (used in) financing activities...........              30,796            (11,908)
                                                                           --------------     --------------

   Net increase (decrease) in cash and cash equivalents..............              39,155            (23,508)
   Cash and cash equivalents, beginning of period....................              47,131             71,634
                                                                           --------------     --------------
   Cash and cash equivalents, end of period..........................      $       86,286     $       48,126
                                                                           ==============     ==============

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Comprehensive Income

         During the first quarter of 2003 and 2002, total comprehensive income amounted to $4.3 million and $4.5 million, respectively.

Acquisitions and Divestitures

         On March 31, 2003, we sold Bank of Ste. Genevieve, one of our two subsidiary banks, to First Banks, Inc. Bank of Ste. Genevieve operates two branches located outside of the St. Louis metropolitan area and had total assets of approximately $114.6 million at the time of the sale. First Banks acquired Bank of Ste. Genevieve in exchange for transferring to us 974,150 shares of our common stock held by First Banks. The net assets of Bank of Ste. Genevieve as of the closing were approximately $17.9 million which approximated the value of consideration we received. As a result, we did not recognize any gain or loss as a result of the transaction. First Banks held approximately 7.4% of our outstanding common stock prior to the sale and held approximately 1.5% of our common stock upon completion of the sale.

         On March 19, 2003, we entered into a Purchase and Assumption Agreement with Heartland Bank, a federal savings association. Under the purchase agreement, we will acquire Heartland's bank branch located at 4435 Chippewa, Saint Louis, Missouri. In addition to the branch facility, we will assume approximately $24.6 million in related deposit liabilities. Pursuant to the terms of the agreement, we will pay a purchase price equal to the dollar amount of Heartland's assets acquired as of the closing date of the transaction less a deposit premium equal to 5.05% of all assumed deposits. We expect to close the transaction in the third quarter of 2003.

         On October 1, 2002, we completed the acquisition of Investment Counselors, Incorporated, a privately held investment advisory firm located in St. Louis, Missouri. Under the terms of the agreement, we exchanged 194,610 shares of our common stock for all of the common shares of Investment Counselors. We recorded goodwill and other identifiable intangibles of $2.7 million and $0.5 million, respectively. The other identifiable intangibles are being amortized over an estimated average life of approximately 14 years. This acquisition was consistent with our strategy of focusing on the growth of non-interest income and has allowed us to offer a more comprehensive selection of wealth management products and services. At March 31, 2003, Investment Counselors' assets under management totaled $325.4 million.

Recently Issued Accounting Standards

         In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN
45). FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes related to an underlying asset, liability or equity security of the guaranteed party. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified subsequent to December 31, 2002. FIN 45 also expands the disclosures to be made by guarantors, effective as of December 31, 2002, to include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligation under the guarantee.

         At March 31, 2003, the maximum amount of future payments that the company could potentially be required to make under guarantees for standby letters of credit was $19.6 million. Standby letters of credit are conditional commitments issued by our banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contractual obligations of our customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present creditworthiness of such counterparties.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides transition guidance from accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees, to SFAS No. 123, Accounting for Stock-Based Compensation, which provides for a fair value method of accounting, if a company elects. We have elected to continue to account for stock-based employee compensation under APB Opinion No. 25. Accordingly, no stock option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the company applied the fair value recognition provisions of SFAS No. 123 to stock option based employee compensation.

                                                                            Three Months
                                                                           Ended March 31,
                                                                  --------------------------------
                                                                      2003                2002
                                                                  ------------        ------------
                                                                (In thousands, except per share data)
         Net income, as reported..............................    $      5,553        $      4,948
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all awards,
           net of related tax effects.........................            (280)               (243)
                                                                  ------------        ------------
         Pro forma net income.................................    $      5,273        $      4,705
                                                                  ============        ============

         Earnings per share:
           Basic - as reported................................    $       0.34        $       0.32
           Basic - pro forma..................................            0.33                0.31

           Diluted - as reported..............................            0.34                0.32
           Diluted - pro forma................................            0.32                0.30

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

         The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income and non-interest expense. Net interest income is the difference between the income we receive on our loan and investment portfolios and our cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in our loan portfolio. Non-interest income consists primarily of service charges on deposit accounts and fees for ancillary banking services and, to a lesser extent, revenues generated from our mortgage banking, securities brokerage, insurance brokerage and wealth management operations. Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance and other expenses. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying values of our goodwill balances to determine whether the values have been impaired. If we determine that there has been an impairment, we will recognize a charge to our earnings, which could be material.

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

OVERVIEW

         We are the largest publicly held bank holding company headquartered in the St. Louis metropolitan area. Our principal subsidiary, Allegiant Bank, offers full-service banking and personal trust services to individuals, businesses and municipalities in our market area. These services include commercial real estate, commercial business and consumer loans, checking, savings and time deposit accounts, wealth management and other fiduciary services, as well as other financial services, including mortgage banking, securities brokerage and insurance products. As of March 31, 2003, we reported, on a consolidated basis, total assets of $2.3 billion, loans of $1.7 billion and shareholders' equity of $154.1 million.

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

         Consistent with our focus on establishing and maintaining a strong presence in the most attractive areas in the St. Louis market, on March 31, 2003, we sold Bank of Ste. Genevieve, one of our two subsidiary banks, to First Banks, Inc. Bank of Ste. Genevieve operates two branches located outside of the St. Louis metropolitan area and had total assets of $114.6 million at the time of the sale. First Banks acquired Bank of Ste. Genevieve in exchange for transferring to us 974,150 shares of our common stock held by First Banks. The net assets of Bank of Ste. Genevieve as of the closing were approximately $17.9 million, which approximated the value of consideration we received. As a result, we did not recognize any gain or loss as a result of the transaction. First Banks held approximately 7.4% of our outstanding common stock prior to the sale and held approximately 1.5% of our common stock upon completion of the sale.

         In order to improve the profitability of our banking operations, over the past several years we have reduced the number of residential mortgages that we hold in our portfolio and have increased the amount of higher yielding commercial loans. Since the beginning of 1998, and in part as a result of opportunities that resulted from the consolidation of the St. Louis banking market, we have hired 23 commercial lending professionals, including a senior credit officer, who average more than 15 years of commercial lending experience in the St. Louis metropolitan area. As these local loan officers have joined our banking team, we have benefited from their existing customer relationships, as well as their local banking expertise. In addition, we have implemented a company-wide cost control initiative intended to enhance efficiencies throughout our organization that we refer to as "Project 2004" and we consolidated our banking operations into one primary subsidiary, Allegiant Bank, during 2002. These steps taken since the beginning of 1998 have improved our efficiency, return on average assets, return on average equity and earnings per share. Commercial business loans generally involve a higher degree of risk than our other types of loans.

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

Project 2004

         In August 2002, we announced the launch of Project 2004. The mission of Project 2004 is to improve our operating platform by leveraging our acquisition expertise internally. We are approaching this project as if we had acquired our own operations and have evaluated our systems and strategies in order to enhance our delivery of products and services to customers, to improve operating efficiencies and to provide increased revenue. Based on our evaluations, we have undertaken improvement initiatives, several of which have been completed.

         Of our major initiatives, we expect to realize increases in incremental revenue, beginning in the second half of 2003, at a rate of more than $750,000 annually from improvements in our retail banking sales training, measurement and tracking, and of up to $1.0 million annually from the implementation of a specialized marketing plan for our 11 smallest branches by deposit size. Our new sales measurement and tracking systems will improve management's ability to identify products and practices that are most profitable to us and focus our sales efforts on those products and practices. Our new training will improve our employees' ability to offer products to new and existing customers and to implement our most profitable practices. Our specialized marketing plan includes mail programs and special promotions directed to current and prospective customers in an effort to increase deposits at our smaller branches.

         In addition, in the first half of 2003 we will implement a new fee structure, operating procedures and electronic processing systems from which we expect to realize improvements in operating efficiencies and incremental revenue at a rate of up to $1.0 million annually. Operating efficiencies we expect to achieve include more efficient branch staffing, implementation of an automated credit scoring system for consumer lending and streamlining a variety of backroom functions such as loan document imaging. We expect to achieve increases in incremental revenue through fees on new customer services, including an overdraft protection program for electronic transactions. However, we cannot assure you that we will be able to realize all of the estimated revenues or efficiencies from our Project 2004 initiatives.

RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 2003 was $5.6 million, a 12.2% increase over the $4.9 million earned in the first quarter of 2002. Basic and diluted earnings per share increased 6.3% to $0.34 for the first quarter of 2003 compared to $0.32 for the first quarter of 2002. The annualized return on average assets was 0.92% for both the first quarter of 2003 and 2002. The return on average equity on an annualized basis was 13.10% for the first quarter of 2003 compared to 13.95% for the first quarter of 2002.

         As a result of recent accounting pronouncements, we discontinued the amortization of goodwill in 2002 and will periodically determine whether the carrying value of our goodwill is impaired. As required by these pronouncements, we continue to amortize core deposit premiums and other identifiable intangibles as a non-cash charge that increases our operating expenses. Intangible asset amortization included as an operating expense totaled $279,000 and $271,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

         Total assets at March 31, 2003 were $2.3 billion, an increase of $169.8 million, or 8%, from March 31, 2002, due largely to a $214.9 million, or 15%, increase in loans. Total loans increased to $1.7 billion and total deposits increased to $1.7 billion at March 31, 2003, reflecting a 15% and 5% increase from March 31, 2002, respectively. Consistent with our focus on establishing and maintaining a strong presence in the most attractive areas in the St. Louis market, in March 2003, we sold Bank of Ste. Genevieve, one of our two subsidiary banks, to First Banks, Inc. Bank of Ste. Genevieve operates two branches located outside of the St. Louis metropolitan area and had total assets of $114.6 million at the time of the sale.

         At March 31, 2003, shareholders' equity totaled $154.1 million, an increase of 7% from March 31, 2002. On April 14, 2003 we completed a secondary public offering and issued 2.1 million shares of common stock at a public offering price of $16.50 per share. Net proceeds from the offering totaled $31.9 million. We contributed substantially all of the net proceeds to Allegiant Bank to strengthen the bank's capital position, to support the bank's anticipated loan growth and for other general corporate purposes. The bank has used a portion of the capital contributed to temporarily reduce short-term indebtedness, which may be reborrowed, if necessary, to fund loan growth. We will use the remaining proceeds that are not contributed to the bank for general corporate and working capital purposes.

         Net Interest Income. Net interest income for the three months ended March 31, 2003 was $16.3 million, an 8% increase compared to the $15.1 million reported for the first quarter of 2002. The increase in net interest income was primarily attributable to a $247.4 million, or 13%, increase in average earning assets, due largely to a $228.6 million, or 15%, increase in average loans, as loan growth in our market remained strong. As a result of lower prevailing market rates, interest income decreased $393,000 from the first quarter of 2002 which was more than offset by a $1.6 million decrease in interest expense. The decrease in interest expense was the result of a 66 basis point decline in the average interest rate paid on interest bearing liabilities partially offset by a $211.3 million increase in average interest bearing liabilities.

         Interest expense on deposits decreased $1.8 million from the first quarter of 2002. This decrease reflected a 66 basis point decline in the average rate paid on deposits from 2.91% in the first quarter of 2002 to 2.25% for the comparable period in 2003 which was partially offset by average deposit growth of 6.9%.

         Interest expense on other interest bearing liabilities increased $209,000 in the first quarter of 2003 compared to the first quarter of 2002 as average short and long-term borrowings increased $109.1 million during the period, respectively. The average rate paid on short-term borrowings decreased 75 basis points while the rate paid on long-term borrowings decreased 21 basis points in the first quarter of 2003 compared to the first quarter of 2002.

         The net interest margin in the first quarter of 2003 was 3.00% compared to 3.13% and 3.05% during the first and fourth quarters of 2002, respectively. The margin was negatively impacted as we reinvested the proceeds of certain securities transactions into temporary short-term investments. We expect our net interest margin to improve over the balance of the year, in view of our expectation that we should be able to re-invest these short-term investments into higher yielding loans and securities and that a portion of our deposits and borrowings will reprice at lower market rates. The net interest spread was 2.80% in the first quarter of 2003 compared to 2.90% in the first quarter of 2002 as the earning assets yield declined 77 basis points while the overall interest rate paid on interest bearing liabilities decreased 67 basis points.

         The following table sets forth the condensed average balance sheets for the quarterly periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

                  DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                        Three Months Ended March 31,
                                                  ------------------------------------------------------------------------
                                                                 2003                                   2002
                                                  ---------------------------------      ---------------------------------
                                                  Average    Int. earned/    Yield/      Average     Int. earned/   Yield/
                                                  Balance        Paid         Rate       Balance         Paid        Rate
                                                  -------    ------------     ----       -------     ------------    ----
                                                                           (Dollars in thousands)
Assets:
Interest earning assets:
  Loans(1) (2)..............................    $ 1,709,113   $  25,671       6.09%    $ 1,480,520    $  25,107      6.88%
  Taxable investment securities.............        442,407       3,745       3.43         427,296        4,703      4.46
  Non-taxable investment securities(3)......         36,257         376       4.21          35,780          368      4.17
  Federal funds sold and other
    investments.............................         17,757          49       1.12          14,528           56      1.56
                                                -----------   ---------                -----------    ---------
      Total interest earning assets.........      2,205,534      29,841       5.49       1,958,124       30,234      6.26
                                                -----------   ---------                -----------    ---------

Non-interest earning assets:
  Cash and due from banks...................         45,892                                 41,763
  Premises and equipment....................         47,811                                 48,107
  Other assets..............................        129,032                                126,014
  Allowance for loan losses.................        (19,360)                               (18,709)
                                                -----------                            -----------
      Total assets..........................    $ 2,408,909                            $ 2,155,299
                                                ===========                            ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts.............    $   428,753   $   1,227       1.16%    $   417,694    $   1,693      1.64%
  Savings deposits..........................        226,123         845       1.52         203,563        1,518      3.02
  Certificates of deposit...................        578,159       4,013       2.81         594,610        4,636      3.16
  Certificates of deposit over $100,000.....        210,837       1,405       2.70         181,972        1,704      3.80
  IRA certificates..........................         83,075         922       4.50          87,242        1,095      5.09
  Brokered deposits.........................         60,335         393       2.64               -            -         -
                                                -----------   ---------                -----------    ---------
      Total interest bearing deposits.......      1,587,282       8,805       2.25       1,485,081       10,646      2.91
                                                -----------   ---------                -----------    ---------

  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings..............................        218,085       1,230       2.29          86,578          648      3.04
  Other borrowings..........................        173,032       2,093       4.91         195,437        2,466      5.12
  Guaranteed preferred beneficial
    interest in subordinated debentures.....         57,250       1,372       9.72          57,250        1,372      9.72
                                                -----------   ---------                -----------    ---------
      Total interest bearing liabilities....      2,035,649      13,500       2.69       1,824,346       15,132      3.36
                                                -----------   ---------                -----------    ---------

Non-interest bearing liabilities and equity:
  Demand deposits...........................        190,771                                171,624
  Other liabilities.........................         12,955                                 17,479
  Shareholders' equity......................        169,534                                141,850
                                                -----------                            -----------
      Total liabilities and shareholders'
        equity..............................    $ 2,408,909                            $ 2,155,299
                                                ===========                            ===========
      Net interest income...................                  $  16,341                               $  15,102
                                                              =========                               =========
      Net interest spread...................                                  2.80%                                  2.90%
      Net interest margin...................                                  3.00                                   3.13

--------------------
(1) Average balances include non-accrual loans.
(2) Interest income includes loan origination fees.
(3) Presented at actual yield rather than tax-equivalent yield.

         The following table sets forth for the periods indicated the changes in interest income and interest expense which were attributable to change in average volume and changes in average rates. Volume variances are computed using the change in volume multiplied by the previous year's rate. Rate variances are computed using the changes in rate multiplied by the previous year's volume.

                                           RATE/VOLUME ANALYSIS

                                                                Three Months Ended March 31, 2003
                                                                         Compared to the
                                                                 Three Months Ended March 31, 2002
                                                          ----------------------------------------------
                                                                                                 Net
                                                             Volume            Rate             Change
                                                          -----------      ------------      -----------
                                                                         (In thousands)
Interest earned on:
  Loans...........................................        $     3,630       $    (3,066)     $       564
  Taxable investment securities...................                160            (1,118)            (958)
  Non-taxable investment securities...............                  5                 3                8
  Federal funds sold and other investments........                 11               (18)              (7)
                                                          -----------       ------------     -----------
      Total interest income.......................              3,806            (4,199)            (393)
                                                          -----------       -----------      -----------

Interest paid on:
  Money market/NOW accounts.......................                 42              (508)            (466)
  Savings deposits................................                151              (824)            (673)
  Certificates of deposit.........................               (126)             (497)            (623)
  Certificates of deposit over $100,000...........                244              (543)            (299)
  IRA certificates................................                (51)             (122)            (173)
  Brokered deposits...............................                393                 -              393
  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings....................................                778              (196)             582
  Other borrowings................................               (274)              (99)            (373)
  Guaranteed preferred beneficial interests
    in subordinated debentures....................                  -                 -                -
                                                          -----------      ------------      -----------
      Total interest expense......................              1,157            (2,789)          (1,632)
                                                          -----------       -----------      -----------
      Net interest income.........................        $     2,649       $    (1,410)     $     1,239
                                                          ===========       ===========      ===========

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

         Non-Interest Income. Non-interest income increased 73% to $7.0 million in the first quarter of 2003 compared to $4.1 million for the three months ended March 31, 2002. The growth in non-interest income was attributable to significant increases in mortgage banking revenues and fees from our wealth management division. Excluding securities gains of $1.7 million in the first quarter of 2003, non-interest income increased 31% compared to the first quarter of 2002.

         For the quarter ended March 31, 2003, mortgage banking revenue increased $786,000 to $1.6 million compared to $829,000 for the quarter ended March 31, 2002 as lower interest rates facilitated increased mortgage refinancings. Wealth management fees totaled $952,000 for the quarter ended March 31, 2003, an increase of $337,000, or 54.8%, from the first quarter of 2002. The increase in wealth management fees reflected the October 1, 2002 acquisition of Investment Counselors, Incorporated. Our assets under management totaled $760.4 million at March 31, 2003 compared to $441.6 million at March 31, 2002.

         Service charge income for the three-month period ended March 31, 2003 increased $58,000, or 3.6%, compared to the first quarter of 2002 as our branch locations generated increased transaction volume, coupled with ongoing enhancements in our deposit account fee structure. Gains on the sales of securities totaled $1.7 million for the quarter ended March 31, 2003. Securities gains recognized in 2003 reflected a continuation of our strategy to increase the duration of our securities portfolio in response to changes in market interest rates.

         Non-Interest Expense. For the three months ended March 31, 2003, non-interest expense totaled $13.5 million, an increase of $2.8 million, or 26%, from the first quarter of 2002. Non-interest expense in the fourth quarter of 2002 totaled $13.1 million. The increased expense from the first quarter of 2002 included ongoing expenses related to the acquisition of Investment Counselors, a severance charge recognized in the first quarter, increased professional fees associated with the roll-out of our Project 2004 initiative and higher health care and insurance costs, coupled with increased expense associated with our investment in a community reinvestment fund.

         Salaries and employee benefits totaled $7.1 million for the three months ended March 31, 2003 compared to $5.6 million for the three months ended March 31, 2002. Salary expense for the first quarter of 2003 reflected ongoing salary costs associated with the acquisition of Investment Counselors, a severance charge reflective of cost containment efforts from our Project 2004 initiative, higher health care costs and compensation expense related to restricted stock plans.

         Occupancy and equipment related expenses increased $294,000 for the three-month period ended March 31, 2003 compared to the first quarter of 2002. This increase reflected centralization of our new wealth management division under one location which has enabled us to more effectively serve our customers and relocation of our headquarters facility.

         Our efficiency ratio was 58% for the quarter ended March 31, 2003 compared to 56% for the first quarter of 2002. We anticipate improvement in our efficiency ratio over the balance of the year as benefits from our Project 2004 initiative are realized.

         Income Taxes. Income taxes for the quarter ended March 31, 2003 increased to $2.7 million from $2.0 million in 2002. The effective tax rate in the first quarter of 2003 was 32.4% compared to 29.0% in the first quarter of 2002. The Company's effective tax rate is lower than the statutory rate primarily due to tax-exempt interest and utilization of tax credits, partially offset by intangible amortization and other nondeductible expenses. The lower effective tax rate in 2002 was primarily due to the realization of a tax benefit associated with the charitable donation of a building acquired in the Southside transaction.

         Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities at the time of purchase into one of these two categories. At March 31, 2003, held-to-maturity securities amounted to $12.7 million, representing those securities we intend to hold to maturity. Securities designated as available-for-sale totaled $389.0 million, representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

         For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At March 31, 2003, the securities portfolio totaled $401.7 million, a decrease of $53.4 million from December 31, 2002 which was primarily attributable to the disposition of the securities portfolio associated with the sale of Bank of Ste. Genevieve. We maintain a conventional short-term laddered portfolio investment strategy to provide adequate liquidity while minimizing interest rate risk.

         The carrying values of the securities portfolio at the dates indicated were as follows:


                                   INVESTMENT SECURITIES PORTFOLIO

                                                          March 31,      December 31,       March 31,
                                                            2003             2002             2002
                                                          ---------      ------------       ---------
                                                                        (In thousands)
U.S. government and agency securities............         $ 162,952       $ 192,454         $ 141,096
State and municipal securities...................            33,148          39,962            36,759
Mortgage-backed securities.......................           169,392         188,242           242,145
Federal Home Loan Bank stock.....................            17,434          17,734            15,287
Other securities.................................            18,776          16,690            16,701
                                                          ---------       ---------         ---------
   Total investment securities...................         $ 401,702       $ 455,082         $ 451,988
                                                          =========       =========         =========

         Loans. Loans historically have been the primary component of our earning assets. At March 31, 2003, loans totaled $1.7 billion, an increase of 14.8% from March 31, 2002. Loans were down slightly from December 31, 2002 primarily as a result of the sale of our subsidiary, Bank of Ste. Genevieve, on March 31, 2003, which had loans totaling approximately $43.5 million. Substantially all of our loans were originated in our primary market areas. At March 31, 2003, we had no foreign loans and a minor amount of participations purchased.

         Multi-family and commercial real estate mortgage loans increased $42.1 million from December 31, 2002. The increase in these loans reflected our efforts to grow our commercial real estate loan portfolio, including loans originated by our expanded commercial lending staff. Multi-family and commercial real estate mortgage loans comprised 44.4% of the portfolio at March 31, 2003 and 41.0% at year-end 2002. Commercial loans declined $46.8 million from December 31, 2002 primarily due to a few large pay-downs in the first quarter of 2003 coupled with the disposition of the loan portfolio associated with the sale of Bank of Ste. Genevieve. Loan growth in our market remains strong and full year growth is expected to be in line with historical growth trends. Consumer loans increased $1.1 million, or 1.7%, from December 31, 2002 and will be an area of focus in 2003 as we expand our emphasis in the retail sector.

         The following table summarizes the composition of our loan portfolio at the dates indicated:

                                           LENDING AND CREDIT MANAGEMENT

                                                 March 31,              December 31,               March 31,
                                                   2003                     2002                     2002
                                            -------------------      -------------------      -------------------
                                                        Percent                  Percent                  Percent
                                            Amount     of Total      Amount     of Total      Amount     of Total
                                            ------     --------      ------     --------      ------     --------
                                                                   (Dollars in thousands)
Commercial, financial,
  agricultural, municipal and
  industrial development..............    $  267,910      16.1%    $  314,703       18.4%   $  257,312       17.7%
Real estate - construction............       272,715      16.4        277,018       16.3       168,974       11.7
Real estate - mortgage:
  One- to four-family residential.....       320,741      19.3        352,136       20.7       309,083       21.3
  Multi-family and commercial.........       739,525      44.4        697,430       41.0       649,241       44.8
Consumer and other....................        64,282       3.9         63,231        3.7        66,377        4.6
Less: unearned income.................        (1,000)     (0.1)        (1,609)      (0.1)       (1,666)      (0.1)
                                          ----------     -----     ----------      -----    ----------      -----
    Total loans(1)....................    $1,664,173     100.0%    $1,702,909      100.0%   $1,449,321      100.0%
                                          ==========     =====     ==========      =====    ==========      =====

--------------------
(1) We had no outstanding foreign loans at the dates reported.

         Asset Quality. Non-performing assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; loans past due 90 days or more as to principal or interest; and other real estate owned. Non-performing assets decreased to $13.4 million at March 31, 2003 compared to $17.3 million at March 31, 2002 and $16.3 million at December 31, 2002. At March 31, 2003, non-performing assets represented 0.58% of total assets compared to 0.68% at December 31, 2002 and 0.80% at March 31, 2002. Non-accrual loans totaled $11.5 million at March 31, 2003 compared to $12.9 million at December 31, 2002 and $15.3 million at March 31, 2002. At March 31, 2003, approximately 57% or $6.5 million of our non-accrual loans were comprised of three relationships. One of these relationships, with a carrying value of $1.1 million, was current on contractual principal and interest payments. We continue to work aggressively to collect all non-performing assets.

         We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and our internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses. We believe that our allowance for loan losses at March 31, 2003 was adequate to absorb potential losses inherent in the loan portfolio.

         The following table summarizes, for the periods presented, non-performing assets by category:

                              RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                       March 31,        December 31,         March 31,
                                                                         2003               2002               2002
                                                                      -----------       ------------        -----------
                                                                                   (Dollars in thousands)
Commercial, financial, agricultural,
  municipal and industrial development:
    Past due 90 days or more..................................        $       914       $        674        $     1,095
    Non-accrual...............................................              4,867              4,521              5,518
    Restructured terms........................................                  -                 40                  -

Real estate - construction:
    Past due 90 days or more..................................                344                540                  -
    Non-accrual...............................................                447                287                 90
    Restructured terms........................................                  -                  -                  -

Real estate - mortgage:
  One- to four-family residential:
    Past due 90 days or more..................................                482                820                460
    Non-accrual...............................................              2,191              3,608              1,669
    Restructured terms........................................                  -                324                  -
  Multi-family and commercial:
    Past due 90 days or more..................................                135                151                  -
    Non-accrual...............................................              3,716              4,205              7,689
    Restructured terms........................................                  -                  -                  -

Consumer and other, net of unearned income:
    Past due 90 days or more..................................                119                152                171
    Non-accrual...............................................                232                317                309
    Restructured terms........................................                  -                  -                  -
                                                                      -----------       ------------        -----------

Total non-performing loans....................................             13,447             15,639             17,001
Other real estate.............................................                  -                611                280
                                                                      -----------       ------------        -----------
Total non-performing assets...................................        $    13,447       $     16,250        $    17,281
                                                                      ===========       ============        ===========

Ratios:
  Non-performing loans to total loans.........................               0.81%              0.92%              1.17%
  Non-performing assets to total assets.......................               0.58               0.68               0.80
  Non-performing loans to shareholders' equity................               8.73               9.35              11.82
  Allowance for loan losses to total loans....................               1.13               1.15               1.21
  Allowance for loan losses to non-performing loans...........             139.29             125.12             103.11

         Allowance for Loan Losses. The provision for loan losses was $1.7 million during the first three months of 2003 compared to $1.5 million for the first quarter of 2002. Net charge-offs were $1.7 million for the three months ended March 31, 2003 compared to $2.9 million for the first quarter of 2002. Annualized net charge-offs for the first three months of 2003 represented 0.41% of average loans, compared to 0.78% for the first three months of 2002 and 0.51% for the full year 2002.

         The allowance for loan losses totaled $18.7 million at March 31, 2003 compared to $19.6 million at December 31, 2002 and to $17.5 million at March 31, 2002. The decrease from December 31, 2002 was primarily attributable to the $756,000 loan reserve of our Bank of Ste. Genevieve which was sold on March 31, 2003. As a percentage of loans outstanding, the allowance represented 1.13% of loans at March 31, 2003 compared to 1.15% at December 31, 2002, and 1.21% at March 31, 2002. Our allowance for loan losses as a percentage of loans has decreased from the first quarter of 2002 as a result of action taken in 2002 to resolve problem credits and in light of our assessment of credit risk within the remaining portfolio. Net charge-offs in the first quarter of 2003 totaled $1.7 million compared to $2.9 million in the first quarter of 2002. Net charge-offs in the first quarter of 2003 were primarily isolated within two relationships that comprised approximately 84% of total net charge-offs and we believe that they are not reflective of an overall deterioration in credit quality or underwriting standards. Other key measures of asset quality have been strengthened in recent quarters as our non-performing loan coverage has improved. At March 31, 2003, our allowance for loan losses represented 139% of non-performing loans compared to 103% at March 31, 2002 and 125% at December 31, 2002. In addition, non-performing loans to total loans declined from 1.17% at March 31, 2002 to 0.81% at March 31, 2003.

         Our allowance for loan losses, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio, evaluation of potential problem loans identified based on existing circumstances known to management and recent loan loss experience. In analyzing our allowance for loan losses, additional weight has been given to the increased risks associated with the commercial and commercial real estate portfolio. Specific allowances have been increased on certain commercial and commercial real estate loans based on individual reviews of these loans and our estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us.

         The allowance for loan losses is provided at a level considered adequate to provide for potential loan losses. We continually monitor the quality of our loan portfolio to ensure timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. As mentioned previously, three relationships comprised $6.5 million, or 57%, of our non-accrual loans. We believe that our allowance was adequate to absorb losses inherent in the loan portfolio as of March 31, 2003.

         The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

                         SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                               Three Months Ended
                                                                                   March 31,
                                                                       ---------------------------------
                                                                            2003                2002
                                                                       -------------       -------------
                                                                                (In thousands)
Allowance for loan losses (beginning of period).................       $      19,567       $      18,905
Loans charged off:
  Commercial, financial, agricultural, municipal
    and industrial development..................................                (514)               (976)
  Real estate - construction....................................                (195)             (1,127)
  Real estate - mortgage:
    One- to four-family residential.............................              (1,212)               (403)
    Multi-family and commercial.................................                   -                (121)
  Consumer and other............................................                (112)               (365)
                                                                       -------------       -------------
      Total loans charged off...................................              (2,033)             (2,992)
                                                                       -------------       -------------

Recoveries of loans previously charged off:
  Commercial, financial, agricultural, municipal
    and industrial development..................................                 235                  34
  Real estate - construction....................................                   -                   -
  Real estate - mortgage:
    One- to four-family residential.............................                  39                   -
    Multi-family and commercial.................................                   -                   -
  Consumer and other............................................                  18                  83
                                                                       -------------       -------------
      Total recoveries..........................................                 292                 117
                                                                       -------------       -------------

Net loans charged off...........................................              (1,741)             (2,875)
Divested subsidiary balance.....................................                (756)                  -
Provision for loan losses.......................................               1,660               1,500
                                                                       -------------       -------------
Allowance for loan losses (end of period).......................       $      18,730       $      17,530
                                                                       =============       =============
Loans:
  Average.......................................................       $   1,709,113       $   1,480,520
  End of period.................................................           1,664,173           1,449,321

Ratios:
  Annualized net charge-offs to average loans ..................                0.41%               0.78%
  Net charge-offs to provision for loans losses.................              104.88              191.67
  Annualized provision for loan losses to average loans.........                0.39                0.41
  Allowance for loan loss to total loans........................                1.13                1.21

         Deposits. Total deposits increased to $1.7 billion at March 31, 2003, an increase of 5.3% from March 31, 2002 and a decrease of 2.6% from December 31, 2002. Adjusted for the March 31, 2003 sale of Bank of Ste. Genevieve, deposits increased 2.7% from December 31, 2002. The increase in deposits from March 31, 2002 was primarily the result of internal growth from deposit promotions as we offered several certificate of deposit promotions which were utilized to fund a portion of our loan growth. In addition, we also issued approximately $60 million of brokered certificates of deposit in the second half of 2002 with maturity dates ranging from one to two years as another means to fund loan growth. Non-interest bearing demand accounts increased $20.4 million, or 11.5% from March 31, 2002, as a result of efforts to grow commercial demand deposit balances.

         The following table summarizes deposits as of the dates indicated:

                                           DEPOSIT LIABILITY COMPOSITION

                                                  March 31,                  December 31,                  March 31,
                                                    2003                         2002                        2002
                                             --------------------        --------------------        --------------------
                                                          Percent                     Percent                     Percent
                                             Amount      of Total        Amount      of Total        Amount      of Total
                                             ------      --------        ------      --------        ------      --------
                                                                        (Dollars in thousands)
Demand deposits.....................      $    197,306      11.5%     $    215,529       12.2%  $     176,935       10.8%
NOW accounts........................           140,484       8.2           132,883        7.5         124,364        7.6
Money market accounts...............           270,021      15.7           275,378       15.6         295,642       18.1
Savings deposits....................           218,059      12.7           228,397       12.9         220,424       13.5
Certificates of deposit.............           551,398      32.0           570,915       32.3         566,421       34.6
Certificates of deposit
  over $100,000.....................           208,797      12.1           202,086       11.4         165,511       10.1
IRA certificates....................            74,738       4.3            82,600        4.7          86,015        5.3
Brokered deposits over
  $100,000..........................            60,960       3.5            60,244        3.4               -          -
                                          ------------   -------      ------------    -------    ------------    -------
    Total deposits..................      $  1,721,763     100.0%     $  1,768,032      100.0%   $  1,635,312      100.0%
                                          ============   =======      ============    =======    ============    =======

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

         Liquidity Management. Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. In addition, we periodically raise funds through brokered certificates of deposit. Both of these elements, in addition to deposits assumed in acquisitions in recent years, contributed to developing and maintaining our long-term liquidity. Our capital position has been maintained through earnings retention and raising of capital. See "Capital Resources."

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

         Net cash flows provided by (used in) operating activities totaled $11.9 million in the first quarter of 2003, and ($0.8) million in the first quarter of 2002. The critical elements of our net operating cash flows include net income, provision for loan losses, and depreciation and amortization.

         Net cash used in investing activities totaled $3.5 million in the first quarter of 2003 and $10.8 million in the first quarter of 2002. Critical elements of these activities are loans and investment securities. Our loan portfolio growth in 2003 was primarily due to internal growth. Our securities portfolio, as a percentage of average earning assets, was 21.7% for the three months ended March 31, 2003 compared to 23.6% for the three months ended March 31, 2002.

         Net cash flows provided by (used in) financing activities totaled $30.8 million in the first quarter of 2003 and ($11.9) million in the first quarter of 2002. The critical elements of our financing activities are Federal Home Loan Bank borrowings, deposits, short-term borrowings and guaranteed preferred beneficial interest in subordinated debentures (trust preferred securities).

         We anticipate continued loan demand in our market area as the banking industry continues to consolidate. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $319.0 million secured credit facility with the Federal Home Loan Bank, under which $302.9 million and $304.9 million was outstanding at March 31, 2003 and December 31, 2002, respectively. We continue to utilize Federal Home Loan Bank borrowings to fund loan growth while systematically building our deposit base. We anticipate similar use of the Federal Home Loan Bank credit facility in the foreseeable future.

         Average short-term borrowings increased to $218.1 million in the first quarter of 2003 from $86.6 million in the first quarter of 2002. This increase reflected our strategy of utilizing Federal Home Loan Bank borrowings, as well as federal funds purchased for short periods of time, to fund loan growth while continuing to systematically build our deposit base. We experienced strong loan demand in 2002 and anticipate the continuation of this demand during 2003.

         The levels of our assets and deposits remained relatively the same from December 31, 2002 to March 31, 2003. We strive to grow our core deposits while utilizing the Federal Home Loan Bank borrowings, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity in view of expected future needs.

         Capital Resources. Total shareholders' equity was $154.1 million at March 31, 2003, compared to $144.1 million at March 31, 2002. The increase in total equity was primarily the result of earnings retention and stock options exercised to purchase our common stock. On March 31, 2003, we sold Bank of Ste. Genevieve in exchange for approximately 974,150 shares of our common stock pursuant to a sale agreement with First Banks, Inc. As a result, we held treasury stock totaling $17.9 million at March 31, 2003. On April 14, 2003, we completed a secondary public offering and issued 2.1 million shares of common stock at a public offering price of $16.50 per share. Net proceeds from the offering totaled $31.9 million. We contributed substantially all of the net proceeds to our wholly-owned subsidiary bank, Allegiant Bank, to strengthen the bank's capital position, to support the bank's anticipated loan growth and for other general corporate purposes. The bank has used a portion of the capital contributed to temporarily reduce short-term indebtedness, which may be reborrowed, if necessary, to fund loan growth. We will use the remaining proceeds that are not contributed to the bank for general corporate and working capital purposes.

         Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. Our subsidiary bank also utilizes their borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $35.0 million as of March 31, 2003, and matures on September 26, 2003 at which time we expect to renew the balance of the loan.

         From time to time, we have issued brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At March 31, 2003, we had brokered certificates of deposit totaling $61.0 million. We may use brokered deposits in the future as a source of liquidity.

         Dividends paid during the first quarter of 2003 were $0.07 per share, an increase of 8% compared to the $0.065 per share paid in April 2002 for the first quarter of 2002. Our dividend payout ratio was 17.1% in the first quarter of 2003. On May 13, 2003, the Company announced that the Board of Directors voted to increase the quarterly dividend on its common stock by $0.02 per share to $0.09 per share. The increased dividend is payable July 15, 2003 to stockholders of record on July 1, 2003. We generally declare and pay cash dividends quarterly. Because substantially all of the funds available for the payment of cash dividends are derived from Allegiant Bank, future cash dividends will depend primarily upon the bank's earnings, financial condition and need for funds, as well as government policies and regulations applicable to the bank and us.

         We also analyze our capital and the capital position of our banks in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of March 31, 2003, we and our subsidiaries met all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

         As of March 31, 2003, December 31, 2002 and March 31, 2002, Allegiant's and Allegiant Bank's capital ratios were as follows:

                                      March 31, 2003            December 31, 2002             March 31, 2002
                                  ---------------------      ----------------------      -----------------------
                                              Allegiant                   Allegiant                    Allegiant
                                  Allegiant      Bank        Allegiant       Bank        Allegiant        Bank
                                  ---------   ---------      ---------    ---------      ---------     ---------
Total capital
   (to risk-weighted assets)...     9.66%       10.64%         9.97%        10.63%         10.16%        10.50%
Tier 1 capital
   (to risk-weighted assets)...     8.26         9.59          8.75          9.56           8.51          9.40
Tier 1 capital
   (to average assets).........     6.34         7.70          7.07          7.78           6.52          7.30



CRITICAL ACCOUNTING POLICIES

         There have been no material changes to our critical accounting policies for the three months ended March 31, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits: See Exhibit Index attached hereto.

         b)      Reports on Form 8-K:

                        We filed a current report on Form 8-K, dated
                 March 28, 2003, to report our execution of a Purchase and Assumption Agreement to acquire Heartland Bank's branch at 4435 Chippewa, Saint Louis, Missouri.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.


                               ALLEGIANT BANCORP, INC.




May 15, 2003                   By:   /s/ Jeffrey S. Schatz
                                  ---------------------------------------------
                                   Jeffrey S. Schatz, Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                               CERTIFICATIONS

I, Shaun R. Hayes, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Allegiant
     Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003                            By:   /s/ Shaun R. Hayes
                                           ---------------------------------
                                            Shaun R. Hayes, President and
                                              Chief Executive Officer


I, Jeffrey S. Schatz, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Allegiant
     Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 15, 2003                      By:   /s/ Jeffrey S. Schatz
                                     ----------------------------------------
                                      Jeffrey S. Schatz, Executive Vice
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