Form 10-Q
period 2003-06-30
ALLEGIANT BANCORP INC/MO/
filed 2003-08-14
CIK 703970

UNITED STATES SECURITY AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:            June 30, 2003
-------------------------------------------------------------------------------

Commission File Number:            000-10849
-------------------------------------------------------------------------------

ALLEGIANT BANCORP, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              MISSOURI                                                43-1262037
---------------------------------------                   ------------------------------------
                    (State or other jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

10401 CLAYTON ROAD
ST. LOUIS, MO 63131
-------------------------------------------------------------------------
(Address of principal executive offices)
(Zip Code)

(314) 692-8800
-------------------------------------------------------------------------
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [X]  Yes        [  ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                [X]  Yes        [  ]  No
Title of Class Common Stock, $0.01 par value	Number of shares outstanding as of August 1, 2003 17,431,641

Allegiant Bancorp, Inc.
Form 10Q
INDEX	Page

Part I.  Financial Information
       Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets - June 30, 2003 and 2002
                         (Unaudited) and December 31, 2002
                   Condensed Consolidated Statements of Income (Unaudited) - Three
                        Months and Six Months Ended June 30, 2003 and 2002
                   Consolidated Statements of Shareholders' Equity (Unaudited) - Six
                        Months Ended June 30, 2003
                   Consolidated Statements of Cash Flows (Unaudited) - Six Months
                        Ended June 30, 2003 and 2002
                   Notes to Condensed Consolidated Financial Statements (Unaudited)
       Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations
                   Distribution of Average Assets, Liabilities and Shareholders' Equity
                        and Interest Rates - Three Months Ended June 30, 2003 and 2002
                   Distribution of Average Assets, Liabilities and Shareholders' Equity
                        and Interest Rates - Six Months Ended June 30, 2003 and 2002
                   Rate/Volume Analysis - Quarter Ended June 30, 2003 and Six Months
                        Ended June 30, 2003
                   Investment Securities Portfolio
                   Lending and Credit Management
                   Risk Elements - Non-accrual, Past Due and Restructured Loans
                   Summary of Loan Loss Experience and Related Information
                   Deposit Liability Composition
                   Liquidity Management and Capital Resources
       Item 3.  Quantitative and Qualitative Disclosures About Market Risk
       Item 4.  Controls and Procedures
Part II.  Other Information
       Item 4.  Submission of Matters to a Vote of Security Holders
       Item 6.  Exhibits and Reports on Form 8-K
                   Signatures
                   Exhibit Index

1 1 1 2 3 4 5 8 13 14 15 17 18 20 22 23 24 26 26 26 26 27 28 29

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Allegiant Bancorp, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2003 (Unaudited)	December 31, 2002	June 30, 2002 (Unaudited)
(Dollars in thousands)

ASSETS:
Cash and due from banks
Federal funds sold and other investments
Investment securities:
  Available-for-sale (at estimated market value)
  Held-to-maturity (estimated market value of     $12,103, $17,300 and $19,209, respectively)
  Loans, net of allowance for loan losses of     $20,016, $19,567 and $18,314, respectively
Loans held for sale
Premises and equipment
Accrued interest and other assets
Cost in excess of fair value of net assets acquired

      Total assets

$ 56,158 45,713 384,479 11,791 1,705,216 24,583 44,077 71,634 53,940 ----------------- $ 2,397,591 =========	$ 41,890 5,241 438,049 17,033 1,683,342 40,666 47,663 72,416 58,016 ----------------- $ 2,404,316 =========	$ 41,963 9,902 435,408 19,040 1,492,950 45,611 47,084 72,259 56,182 ----------------- $ 2,220,399 =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Non-interest bearing
  Interest bearing
  Certificates of deposit over $100,000

      Total deposits

Short-term borrowings
Federal Home Loan Bank advances
Guaranteed preferred beneficial interest
  in subordinated debentures
Accrued expenses and other liabilities

      Total liabilities

$ 222,114 1,313,477 210,278 ----------------- 1,745,869 ----------------- 105,308 282,531 57,250 12,619 ----------------- 2,203,577 -----------------	$ 215,529 1,350,417 202,086 ----------------- 1,768,032 ----------------- 94,882 304,853 57,250 12,057 ----------------- 2,237,074 -----------------	$ 175,233 1,262,661 164,976 ----------------- 1,602,870 ----------------- 83,586 305,784 57,250 16,592 ----------------- 2,066,082 -----------------

Shareholders' equity:
  Common Stock, $0.01 par value - authorized     20,000,000 shares; issued 18,372,328 shares,
    16,146,804 shares and 15,847,511
    shares, respectively
  Capital surplus
  Retained earnings
  Accumulated other comprehensive income
  Treasury stock, at cost, 974,150 shares

      Total shareholders' equity

      Total liabilities and shareholders' equity

184 155,018 54,273 2,439 (17,900) ----------------- 194,014 ----------------- $ 2,397,591 =========	161 119,933 44,614 2,534 - ----------------- 167,242 ----------------- $ 2,404,316 =========	162 115,326 35,639 3,190 - ----------------- 154,317 ----------------- $ 2,220,399 =========

See Notes to Condensed Consolidated Financial Statements.

Allegiant Bancorp, Inc.
Condensed Consolidated Statements Of Income (Unaudited)
	Three Months Ended June 30, 2003 2002	Six Months Ended June 30, 2003 2002
(In thousands, except share and per share data)
Interest income: Interest and fees on loans Investment securities Federal funds sold and overnight investments Total interest income	$ 26,162 3,260 77 ------------- 29,499 -------------	$ 25,538 5,274 63 ------------- 30,875 -------------	$ 51,832 7,381 127 ------------- 59,340 -------------	$ 50,644 10,345 119 ------------- 61,108 -------------
Interest expense: Deposits Short-term borrowings Federal Home Loan Bank advances Guaranteed preferred beneficial interests in subordinated debentures Total interest expense	8,062 1,073 2,068 1,372 ------------- 12,575 -------------	9,611 1,098 2,490 1,372 ------------- 14,571 -------------	16,868 2,304 4,161 2,743 ------------- 26,076 -------------	20,258 1,746 4,955 2,743 ------------- 29,702 -------------
Net interest income Provision for loan losses Net interest income after provision for loan losses	16,924 1,675 ------------- 15,249 -------------	16,304 2,000 ------------- 14,304 -------------	33,264 3,335 ------------- 29,929 -------------	31,406 3,500 ------------- 27,906 -------------
Non-interest income: Service charges on deposits Net gain on sale of securities Other income Total non-interest income	1,728 1,358 3,569 ------------- 6,655 -------------	1,769 1,683 2,511 ------------- 5,963 -------------	3,434 3,082 7,160 ------------- 13,676 -------------	3,396 1,692 4,936 ------------- 10,024 -------------
Non-interest expense: Salaries and employee benefits Occupancy and furniture and equipment Other operating expenses Total non-interest expense	6,421 1,868 4,705 ------------- 12,994 -------------	6,166 1,796 3,923 ------------- 11,885 -------------	13,547 3,790 9,142 ------------- 26,479 -------------	11,770 3,424 7,383 ------------- 22,577 -------------
Income before income taxes Provision for income taxes Net income	8,910 2,831 ------------- $ 6,079 =======	8,382 2,984 ------------- $ 5,398 =======	17,126 5,494 ------------- $ 11,632 =======	15,353 5,007 ------------- $ 10,346 =======
Per share data: Earning per share: Basic Diluted Weighted average common shares outstanding: Basic Diluted	$ 0.36 0.35 17,050,649 17,378,810	$ 0.34 0.34 15,698,542 16,088,947	$ 0.70 0.69 16,618,639 16,944,132	$ 0.67 0.65 15,538,832 15,882,188

See Notes to Condensed Consolidated Financial Statements.

Allegiant Bancorp, Inc.
Consolidated Statement of Shareholders' Equity (Unaudited)
Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income Gain (Loss) (In thousands)	Treasury Stock	Total Shareholders' Equity	Comprehensive Income

Balance December 31, 2002
Net income
Change in net unrealized
    losses on available-for-
    sale securities, net of tax

Comprehensive income
Issuance of common stock
Amortization of restricted
    stock
Repurchase of common
    stock
Dividends ($0.09) per share

Balance June 30, 2003

$ 161 - - - 23 - - - ----------- $ 184 ======	$ 119,933 - - - 34,432 653 - - ------------- $ 155,018 =======	$ 44,614 11,632 - - - - - (1,973) ------------ $ 54,273 =======	$ 2,534 - (95) - - - - - ---------------- $ 2,439 =========	$ - - - - - - (17,900) - ------------ $(17,900) =======	$ 167,242 11,632 (95) - 34,455 653 (17,900) (1,973) ----------------- $ 194,014 ==========	$ 11,632 (95) --------------- $ 11,537 ========

See Notes to Condensed Consolidated Financial Statements.

Allegiant Bancorp, Inc.
Consolidated Statements Of Cash Flows (Unaudited)
Six Months Ended June 30, 2003 2002 (In thousands)

OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization
    Provision for loan losses
    Net gain on sale of fixed assets
    Net realized gains on securities available-for-sale
    Other changes in assets and liabilities:
     Accrued interest receivable and other assets
     Accrued expenses and other liabilities

       Cash provided by operating activities

	$ 11,632 2,972 3,335 (23) (3,082) (821) 1,829 ---------------- 15,842 ----------------	$ 10,346 2,175 3,500 (67) (1,692) (4,518) (1,736) --------------- 8,008 ---------------

INVESTING ACTIVITIES:
Decrease in cash resulting from sale of divested subsidiary
Adjustment to cash received in acquisition of branches
Proceeds from maturities of securities held-to-maturity
Proceeds from maturities of securities available-for-sale
Proceeds from sales of securities available-for-sale
Purchase of investment securities available-for-sale
Loans made to customers, net of repayments
Purchase of bank-owned life insurance
Additions to premises and equipment

      Cash used in investing activities

	(14,870) - 1,911 180,821 150,844 (319,980) (51,879) - (1,826) ---------------- (54,979) ----------------	- (312) 5,559 69,854 81,638 (140,432) (79,711) (1,237) (710) --------------- (65,351) ---------------

FINANCING ACTIVITIES:
Net increase (decrease) in deposits
Net increase (decrease) in short-term borrowings
Repayment of long-term debt
Proceeds from issuance of common stock
Payment of dividends

      Cash provided by financing activities

	71,706 (9,589) (722) 34,455 (1,973) ---------------- 93,877 ----------------	(84,745) 120,533 (381) 4,097 (1,930) --------------- 37,574 ---------------
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	54,740 47,131 ---------------- $ 101,871 ========	(19,769) 71,634 --------------- $ 51,865 ========

See Notes to Condensed Consolidated Financial Statements.

Allegiant Bancorp, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

Basis of Presentation

            The accompanying condensed consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and its subsidiaries. The terms "Allegiant," "company," "we," "our," and "corporation" as used in this report refer to Allegiant Bancorp, Inc. and its subsidiaries as a consolidated entity, except where it is made clear that it means only Allegiant. Also, sometimes we refer to our bank subsidiary, Allegiant Bank, as the "bank."

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Comprehensive Income

            During the second quarter of 2003 and 2002, total comprehensive income amounted to $7.2 million and $9.5 million, respectively. Year-to-date comprehensive income for the first half of 2003 and 2002 was $11.5 million and $14.1 million, respectively.

Acquisitions and Divestitures

            On July 11, 2003, we completed the acquisition of a branch office of Heartland Bank, a federal savings association, which reported deposits approximating $20 million. Under the terms of the purchase and assumption agreement, we acquired the Heartland branch facility and assumed its deposit liabilities, net of a deposit premium of 5.05%.

            On March 31, 2003, we disposed of Bank of Ste. Genevieve, one of our two subsidiary banks, to First Banks, Inc. Bank of Ste. Genevieve operates two branches located outside of the St. Louis metropolitan area and reported total assets of approximately $114.6 million at the time of the disposition. First Banks acquired Bank of Ste. Genevieve in exchange for transferring to us 974,150 shares of our common stock held by First Banks. The net assets of Bank of Ste. Geneveive as of the closing were approximately $17.9 million which approximated the value of consideration we received. As a result, we did not recognize any gain or loss as a result of the transaction. First Banks held approximately 7.4% of our outstanding common stock prior to the sale and held approximately 1.5% of our common stock upon completion of the sale.

            On October 1, 2002, we completed the acquisition of Investment Counselors, Incorporated, a privately held investment advisory firm located in St. Louis, Missouri. Under the terms of the agreement, we exchanged 194,610 shares of our common stock for all of the common shares of Investment Counselors. We recorded goodwill and other identifiable intangibles of $2.7 million and $0.5 million, respectively. The other identifiable intangibles are being amortized over an estimated average life of approximately 14 years. This acquisition was consistent with our strategy of focusing on the growth of non-interest income and has allowed us to offer a more comprehensive selection of wealth management products and services. At June 30, 2003, Investment Counselors' assets under management totaled $399.0 million.

Recently Issued Accounting Standards

            In January 2003 the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity's assets, liabilities and results of operations must consolidate that entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when and enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 are effective for variable interest entities acquired after January 31, 2003 and for the year ended December 31, 2004 for entities acquired before January 31, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment.

            The Company has determined that the provisions of FIN 46 may require de-consolidation of subsidiary trusts which issue guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). Prior to the adoption of FIN 46, the Company consolidated the trusts and the balance sheet included the guaranteed beneficial interests in the subordinated debentures of the trusts. At the adoption of FIN 46, the trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the trusts would be disclosed. A portion of the Trust Preferred Securities currently qualify as tier 1 capital of the Company for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the capital treatment for the Trust Preferred Securities based on the adoption of FIN 46. With respect to other interests in entities subject to FIN 46, the adoption of FIN 46 is not expected to have a material impact on the Company's financial statements.

            In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes related to an underlying asset, liability or equity security of the guaranteed party. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified subsequent to December 31, 2002. FIN 45 also expands the disclosures to be made by guarantors, effective as of December 31, 2002, to include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligation under the guarantee.

            At June 30, 2003, the maximum amount of future payments that the company could potentially be required to make under guarantees for standby letters of credit was $18.5 million. Standby letters of credit are conditional commitments issued by our bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contractual obligations of our customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present creditworthiness of such counterparties.

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

Six Months Ended June 30, 2003 2002 (In thousands, except per share data)

Net income, as reported
Add: Stock-based employee compensation expense
      included in reported net income, net of related
      tax effects
Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects

Pro forma net income

Earnings per share:

      Basic - as reported
      Basic - pro forma

      Diluted - as reported
      Diluted - pro forma

$ 11,632 422 (997) ----------------- $ 11,057 ========= $ 0.70 0.67 0.69 0.65	$ 10,346 - (497) --------------- $ 9,849 ======== $ 0.67 0.63 0.65 0.62

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

            This report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

   *        the results of our efforts to implement our business strategy, including our Project 2004 cost control initiative;

   *        adverse changes in the bank's loan portfolio and the resulting credit risk-related losses and expenses;

   *        our ability to manage our growth, including the successful expansion of the customer support, administrative infrastructure and internal management systems necessary to manage that growth;

   *        our ability to attract core deposits;

   *        adverse changes in the economy of our market area that could increase credit-related losses and expenses;

   *        adverse changes in real estate market conditions that could negatively affect credit risk;
            the consequences of continued bank acquisitions and mergers in our market area, resulting in fewer but much larger and financially stronger competitors, which could increase competition for financial services to our detriment;

   *        fluctuations in interest rates and market prices, which could negatively affect net interest margins, asset valuations and expense expectations;

   *        changes in regulatory requirements of federal and state agencies applicable to bank holding companies and our present and future bank subsidiaries;

   *        changes in accounting principles;

   *        general economic conditions; and

   *        other risks and uncertainties detailed from time to time in our filings with the Securities and
            Exchange Commission.

            We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events discussed in any forward-looking statements in this report might not occur.

            The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income and non-interest expense. Net interest income is the difference between the income we receive on our loan and investment portfolios and our cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects our estimate of the cost of credit risk in our loan portfolio. Non-interest income consists primarily of service charges on deposit accounts and fees for ancillary banking services and, to a lesser extent, revenues generated from our mortgage banking, securities brokerage, insurance brokerage and wealth management operations. Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance and other expenses. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying values of our goodwill balances to determine whether the values have been impaired. If we determine that there has been an impairment, we will recognize a charge to our earnings, which could be material.

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

Overview

            We are the largest publicly held bank holding company headquartered in the St. Louis metropolitan area. Our principal subsidiary, Allegiant Bank, offers full-service banking and personal trust services to individuals, businesses and municipalities in our market area. These services include commercial real estate, commercial business and consumer loans, checking, savings and time deposit accounts, wealth management and other fiduciary services, as well as other financial services, including mortgage banking, securities brokerage and insurance products. As of June 30, 2003, we reported, on a consolidated basis, total assets of $2.4 billion, loans of $1.7 billion and shareholders' equity of $194.0 million.

            Our primary goal has been to expand our branch network in the St. Louis market while increasing our earnings per share. Since our inception in 1989, we have grown through a combination of internal growth and acquisitions. We have sought to maximize our internal growth opportunities by positioning Allegiant as one of the leading St. Louis community banks.

            We have supplemented our internal growth with several acquisitions within our market area. Since 2000, we have completed a number of significant acquisitions, including: Equality Bancorp, Inc., a community-based thrift holding company with total assets of approximately $300.4 million, in November 2000; Southside Bancshares Corp., a community-based bank holding company with total assets of approximately $804.9 million, in September 2001; and five branches from Guardian Savings Bank with total deposits of $109.3 million, in December 2001. Most recently, in July 2003, we further supplemented our deposit base when we completed the acquisition of a branch office of Heartland Bank which reported deposits of approximately $20 million. Additionally, in order to diversify our operations and sources of income, in October 2002, we acquired Investment Counselors, Incorporated, an investment advisory firm with approximately $331.9 million of assets under management.

            Consistent with our focus on establishing and maintaining a strong presence in the most attractive areas in the St. Louis market, on March 31, 2003, we disposed of Bank of Ste. Genevieve, one of our two subsidiary banks, to First Banks, Inc. Bank of Ste. Genevieve operates two branches located outside of the St. Louis metropolitan area and reported total assets of $114.6 million at the time of the disposition. First Banks acquired Bank of Ste. Genevieve in exchange for transferring to us 974,150 shares of our common stock held by First Banks. The net assets of Bank of Ste. Genevieve as of the closing were approximately $17.9 million, which approximated the value of consideration we received. As a result, we did not recognize any gain or loss as a result of the transaction. First Banks held approximately 7.4% of our outstanding common stock prior to the sale and held approximately 1.5% of our common stock upon completion of the sale.

            In order to improve the profitability of our banking operations, over the past several years we have reduced the number of residential mortgages that we hold in our portfolio and have increased the amount of commercial loans. Although typically higher yielding, commercial business loans generally involve a higher degree of risk than our other types of loans. Since the beginning of 1998, and in part as a result of opportunities that resulted from the consolidation of the St. Louis banking market, we have hired 23 commercial lending professionals, including a senior credit officer, who average more than 15 years of commercial lending experience in the St. Louis metropolitan area. As these local loan officers have joined our banking team, we have benefited from their existing customer relationships, as well as their local banking expertise. In addition, we have implemented a company-wide cost control initiative intended to enhance efficiencies throughout our organization that we refer to as "Project 2004" and we consolidated our banking operations into one primary subsidiary, Allegiant Bank, during 2002. These steps taken since the beginning of 1998 have improved our efficiency, return on average assets, return on average equity and earnings per share.

            The St. Louis metropolitan area is the 18th largest metropolitan market in the United States with a population of approximately 2.6 million. The St. Louis area is home to 15 Fortune 1000 companies, including Anheuser-Busch Companies, Inc., Emerson Electric Co. and The May Department Stores Company. Over the past several years, a number of financial institutions in our market area have been acquired by larger regional or national out-of-town financial institutions. These acquisitions have included: Marshall & Ilsley Corporation's 2002 acquisition of Mississippi Valley Bancshares, Inc., Firstar Corporation's (now operating as U.S. Bancorp) 1999 acquisition of Mercantile Bancorporation Inc., Union Planters Corporation's 1998 acquisition of Magna Group, Inc. and NationsBank Corporation's (now operating as Bank of America Corporation) 1997 acquisition of Boatmen's Bancshares, Inc. We believe we have capitalized on opportunities created by this market consolidation and have built a strong, customer-friendly, community-focused banking franchise.

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

            In addition, in 2003 we will implement a new fee structure, operating procedures and electronic processing systems from which we expect to realize improvements in operating efficiencies and incremental revenue at a rate of up to $1.0 million annually. Operating efficiencies we expect to achieve include more efficient branch staffing, implementation of an automated credit scoring system for consumer lending and streamlining a variety of backroom functions such as loan document imaging. We expect to achieve increases in incremental revenue through fees on new customer services, including an overdraft protection program for electronic transactions. However, we cannot assure you that we will be able to realize all of the estimated revenues or efficiencies from our Project 2004 initiatives.

Results of Operations

            Net income for the three months ended June 30, 2003 was $6.1 million, a 13% increase over the $5.4 million earned in the second quarter of 2002. Basic earnings per share were $0.36 for the second quarter of 2003 compared to $0.34 for the second quarter of 2002. Diluted earnings per share increased 2.9% to $0.35 for the second quarter of 2003 compared to $0.34 for the second quarter of 2002. Diluted earnings per share reflected the impact of 2.1 million shares of common stock, issued in our secondary public stock offering in April 2003, partially offset by 974,150 shares of treasury stock acquired in connection with the divestiture of Bank Ste. Genevieve in March 2003. The annualized return on average assets was 1.02% for the second quarter of 2003 and 0.99% for the second quarter of 2002. The return on average equity on an annualized basis was 12.72% for the second quarter of 2003 compared to 14.50% for the second quarter of 2002.

            Net income for the six-month period ended June 30, 2003 was $11.6 million, a 12% increase over the $10.3 million earned in the six-month period ended June 30, 2002. Basic earnings per share were $0.70 and $0.67, respectively, for the six-month periods ended June 30, 2003 and 2002. Diluted earnings per share were $0.69 and $0.65, respectively, for the six-month periods ended June 30, 2003 and 2002. The annualized return on average assets for the first six months of 2003 was 0.98%, compared to the 0.95% annualized return on average assets reported for the first six months of 2002. The return on average equity on an annualized basis was 12.89% for the first six months of 2003 compared to 14.23% for the first six months of 2002.

            As a result of recent accounting pronouncements, we discontinued the amortization of goodwill in 2002 and will periodically determine whether the carrying value of our goodwill is impaired. As required by these pronouncements, we continue to amortize core deposit premiums and other identifiable intangibles as a non-cash charge that increases our operating expenses. Intangible asset amortization included as an operating expense totaled $228,000 and $271,000 for the three-month periods ended June 30, 2003 and 2002, respectively. Intangible asset amortization included as an operating expense totaled $507,000 and $541,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

            Total assets at June 30, 2003 were $2.4 billion, an increase of $177.2 million, or 8%, from June 30, 2002, due largely to a $214.0 million, or 14%, increase in loans. Total loans and deposits increased to $1.7 billion at June 30, 2003, reflecting a 14% and 9%, respectively, increase from June 30, 2002. While total assets, loans and deposits reflected noteworthy increases at June 30, 2003, these growth rates were reduced by the March 31, 2003 divestiture of Bank of Ste. Genevieve, which at the time of disposition reported assets, loans and deposits of approximately $114.6 million, $43.5 million and $93.9 million, respectively.

            At June 30, 2003, shareholders' equity totaled $194.0 million, an increase of 26% from June 30, 2002. On April 14, 2003 we completed a secondary public offering and issued 2.1 million shares of common stock at a public offering price of $16.50 per share. Net proceeds from the offering totaled $31.9 million. We contributed substantially all of the net proceeds to Allegiant Bank to strengthen the bank's capital position, to support the bank's anticipated loan growth and for other general corporate purposes. The bank has used a portion of the capital contributed to reduce short-term indebtedness, which may be reborrowed, if necessary, to fund loan growth. We will use the remaining proceeds that were not contributed to the bank for general corporate and working capital purposes.

           Net Interest Income. Net interest income for the three months ended June 30, 2003 was $16.9 million, a 4% increase compared to the $16.3 million reported for the second quarter of 2002. The increase in net interest income was primarily attributable to a $182.7 million, or 9%, increase in average earning assets, due largely to a $221.9 million, or 15%, increase in average loans, as loan growth in our market remained strong. As a result of lower prevailing market rates, interest income decreased $1.4 million from the second quarter of 2002 which was offset by a $2.0 million decrease in interest expense. The decrease in interest expense was the result of a 58 basis point decline in the average interest rate paid on interest bearing liabilities partially offset by a $102.3 million increase in average interest bearing liabilities.

            Interest expense on deposits decreased $1.5 million from the second quarter of 2002. This decrease reflected a 54 basis point decline in the average rate paid on deposits from 2.68% in the second quarter of 2002 to 2.14% for the comparable period in 2003 which was partially offset by average deposit growth of 5%.

            Interest expense on other interest bearing liabilities decreased $447,000 in the second quarter of 2003 compared to the second quarter of 2002 as average short- and long-term borrowings decreased $28.8 million during the period, respectively. The average rate paid on short-term borrowings increased 26 basis points while the rate paid on long-term borrowings decreased 169 basis points in the second quarter of 2003 compared to the second quarter of 2002.

            Net interest income for the six months ended June 30, 2003 was $33.3 million, a 6% increase compared to the $31.4 million reported for the six months ended June 30, 2002. The increase in net interest income was primarily attributable to a $206.6 million, or 10.5%, increase in average earning assets, due largely to a $221.3 million, or 14.8%, increase in average loans. Interest income decreased $1.8 million from the first six months of 2002 which was offset by a $3.6 million decrease in interest expense. The decrease in interest expense was the result of a 62 basis point decline in the average interest rate paid on interest bearing liabilities partially offset by a $158.1 million increase in average interest bearing liabilities.

            Our net interest margin in the second quarter of 2003 was 3.12% compared to 3.00% during the first quarter of 2003 and decreased 16 basis points from the second quarter of 2002. For the first six months of 2003, the net interest margin was 3.07% compared to 3.21% for the corresponding period of 2002. Compared to the year-ago periods, the margin was negatively affected in the first quarter of 2003 as we reinvested the proceeds of certain securities transactions into temporary short-term investments. We expect our net interest margin to be slightly lower in the next quarter given the recent Federal Reserve interest rate cut. However, we do expect a stable to improving margin toward the end of 2003, as the impact of our response to this rate cut begins to take effect and we continue to reposition our investment securities portfolio as a means to fund anticipated loan growth. The net interest spread was 2.87% in the second quarter of 2003 compared to 3.06% in the second quarter of 2002 as the earning assets yield declined 77 basis points while the overall interest rate paid on interest bearing liabilities decreased 58 basis points. For the first six months of 2003, the net interest spread was 2.85% compared to 2.99% for the first six months of 2002 as the earning assets yield declined 76 basis points while the overall interest rate paid on interest bearing liabilities decreased 62 basis points.

            The following table sets forth the condensed average balance sheets for the quarterly periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

Distribution of Average Assets, Liabilities and Shareholders' Equity and Interest Rates
Three Months Ended June 30, 2003 2002
	Average Balance	Int Earned /Paid	Yield/ Rate	Average Balance	Int Earned /Paid	Yield/ Rate
(Dollars in thousands)
Assets: Interest earning assets: Loans (1) (3) Taxable investment securities Non-taxable investment securities (2) Federal funds sold and other investments Total interest earning assets	$ 1,734,676 375,873 31,829 34,269 ---------------- 2,176,647 ----------------	$ 26,162 2,934 326 77 ----------- 29,499 -----------	6.05% 3.13 4.11 0.90 5.44	$ 1,512,765 438,155 34,887 8,149 ---------------- 1,993,956 ----------------	$ 25,538 4,908 366 63 ----------- 30,875 -----------	6.77% 4.49 4.21 3.10 6.21
Non-interest earning assets Cash and due from banks Premises and equipment Other assets Allowance for loan losses Total assets	47,920 44,163 125,564 (19,484) ---------------- $ 2,374,810 =========			35,372 47,368 129,174 (17,430) ---------------- $ 2,188,440 =========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts
  Savings deposits
  Certificates of deposit
  Certificates of deposit over $100,000
  IRA certificates
  Brokered deposits

    Total interest bearing deposits

	$ 401,384 206,628 560,175 207,807 75,892 60,330 ---------------- 1,512,216 ----------------	$ 1,033 690 3,749 1,349 845 396 ----------- 8,062 -----------	1.03% 1.34 2.68 2.60 4.47 2.63 2.14	$ 420,983 203,649 568,737 160,489 84,839 - ---------------- 1,438,697 ----------------	$ 1,747 1,019 4,460 1,379 1,006 - ----------- 9,611 -----------	1.66% 2.01 3.15 3.45 4.76 - 2.68
Federal funds purchased repurchase agreements and other short-term borrowings Other borrowings Guaranteed preferred beneficial interests in subordinated debentures Total interest bearing liabilities	147,298 242,066 57,250 ---------------- 1,958,830 ----------------	1,073 2,068 1,372 ----------- 12,575 -----------	2.92 3.43 9.61 2.57	165,485 195,068 57,250 ---------------- 1,856,500 ----------------	1,098 2,490 1,372 ----------- 14,571 -----------	2.66 5.12 9.61 3.15
Non-interest bearing liabilities and equity: Demand deposits Other liabilities Shareholders' equity Total liabilities and shareholders' equity	210,241 14,538 191,201 ---------------- $ 2,374,810 =========			168,914 14,136 148,890 ---------------- $ 2,188,440 =========
Net interest income Net interest spread Net interest margin		$ 16,924 =======	2.87% 3.12		$ 16,304 =======	3.06% 3.28

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

Distribution of Average Assets, Liabilities and Shareholders' Equity and Interest Rates
Six Months Ended June 30, 2003 2002
	Average Balance	Int Earned /Paid	Yield/ Rate	Average Balance	Int Earned /Paid	Yield/ Rate
(Dollars in thousands)
Assets: Interest earning assets: Loans (1) (3) Taxable investment securities Non-taxable investment securities (2) Federal funds sold and other investments Total interest earning assets	$1,717,876 410,973 33,953 19,854 --------------- 2,182,656 ---------------	$51,832 6,678 703 127 ------------ 59,340 ------------	6.08% 3.28 4.18 1.29 5.48	$1,496,567 432,787 35,331 11,336 --------------- 1,976,021 ---------------	$50,644 9,611 734 119 ------------ 61,108 ------------	6.82% 4.48 4.19 2.12 6.24
Non-interest earning assets Cash and due from banks Premises and equipment Other assets Allowance for loan losses Total assets	46,247 46,053 129,796 (19,196) ---------------- $2,385,556 =========			38,763 47,752 127,536 (18,052) ---------------- $2,172,020 =========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts
  Savings deposits
  Certificates of deposit
  Certificates of deposit over $100,000
  IRA certificates
  Brokered deposits

    Total interest bearing deposits

	$ 417,171 217,054 568,334 209,152 79,338 60,349 --------------- 1,551,398 ---------------	$ 2,260 1,535 7,762 2,754 1,767 790 ------------ 16,868 ------------	1.09% 1.43 2.75 2.66 4.49 2.64 2.19	$ 420,351 203,606 578,854 171,172 88,787 - --------------- 1,462,770 ---------------	$ 3,440 2,538 9,096 3,083 2,101 - ------------ 20,258 ------------	1.65% 2.51 3.17 3.63 4.77 - 2.79
Federal funds purchased repurchase agreements and other short-term borrowings Other borrowings Guaranteed preferred beneficial interests in subordinated debentures Total interest bearing liabilities	193,021 197,909 57,250 --------------- 1,999,578 ---------------	2,304 4,161 2,743 ------------ 26,076 ------------	2.41 4.24 9.66 2.63	126,249 195,255 57,250 --------------- 1,841,524 ---------------	1,746 4,955 2,743 ------------ 29,702 ------------	2.79 5.12 9.66 3.25
Non-interest bearing liabilities and equity: Demand deposits Other liabilities Shareholders' equity Total liabilities and shareholders' equity	191,877 13,688 180,413 --------------- $2,385,556 =========			169,420 15,622 145,454 --------------- $2,172,020 =========
Net interest income Net interest spread Net interest margin		$33,264 ======	2.85% 3.07		$31,406 ======	2.99% 3.21

(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax-equivalent yield.
(3) Interest income includes loan origination fees.

         The following table sets forth for the periods indicated the changes in interest income and interest expense which were attributable to change in average volume and changes in average rates. Volume variances are computed using the change in volume multiplied by the previous year's rate. Rate variances are computed using the change in rate multiplied by the previous year's volume.

Rate/Volume Analysis
	Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002			Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002
	Volume	Rate	Net Change	Volume	Rate	Net Change
(In thousands)
Interest earned on: Loans Taxable investment securities Non-taxable investment securities Federal funds sold and other investments Total interest income	$ 3,494 (631) (32) 85 ------------ 2,916 ------------	$ (2,870) (1,343) (8) (71) ------------ (4,292) ------------	$ 624 (1,974) (40) 14 ------------ (1,376) ------------	$ 7,020 (465) (29) 67 ------------ 6,593 ------------	$ (5,832) (2,468) (2) (59) ------------ (8,361) ------------	$ 1,188 (2,933) (31) (8) ------------ (1,768) ------------

Interest paid on:
  Money market/NOW accounts
  Savings deposits
  Certificates of deposit
  Certificates of deposit over $100,000
  IRA Certificates
  Brokered deposits
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings
  Other borrowings
  Guaranteed preferred beneficial
    interests in subordinated
    debentures

      Total interest expense

      Net interest income

	(78) 15 (61) 355 (102) 396 (127) 516 - ------------ 914 ------------ $ 2,002 ======	(636) (344) (650) (385) (59) - 102 (938) - ------------ (2,910) ------------ $ (1,382) ======	(714) (329) (711) (30) (161) 396 (25) (422) - ------------ (1,996) ------------ $ 620 ======	(23) 154 (155) 598 (215) 790 822 69 - ------------ 2,040 ------------ $ 4,553 ======	(1,157) (1,157) (1,179) (927) (119) - (264) (863) - ------------ (5,666) ------------ $ (2,695) ======	(1,180) (1,003) (1,334) (329) (334) 790 558 (794) - ------------ (3,626) ------------ $ 1,858 ======

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

            Non-interest Income. Non-interest income for the three months ended June 30, 2003 totaled $6.7 million representing an increase of 12% from $6.0 million in the second quarter of 2002. The growth in non-interest income was attributable to a 58% increase in mortgage banking revenues as loan originations were at record levels, coupled with an increase of 113% in fee income from our wealth management business reflecting the acquisition of Investment Counselors, Incorporated in the fourth quarter of 2002, partially offset by a decrease of 19% in securities gains. For the first six months, non-interest income increased 36% to $13.7 million from the first six months of 2002, reflecting increases in mortgage banking revenues, wealth management fees and securities gains of 75%, 80% and 82%, respectively.

            For the quarter ended June 30, 2003, mortgage banking revenue increased $565,000 to $1.5 million compared to $969,000 for the quarter ended June 30, 2002 as lower interest rates facilitated increased mortgage refinancings. For the first six months of 2003, mortgage banking revenues increased $1.4 million to $3.1 million. Wealth management fees totaled $1.0 million for the quarter ended June 30, 2003, an increase of $552,000, or 113.3%, from the second quarter of 2002. For the first six months of 2003, wealth management fees totaled $2.0 million compared to $1.1 million for the first six months of 2002. The increase in wealth management fees reflected the October 1, 2002 acquisition of Investment Counselors, Incorporated coupled with an increase in market values of managed assets on which most fees are based. Our assets under administration totaled $399.0 million at June 30, 2003 compared to $385.1 million at June 30, 2002.

            Service charge income for the three-month period ended June 30, 2003 was relatively flat compared to the second quarter of 2002 and was up modestly from the first quarter of 2003. Service charge income for the six-month period ended June 30, 2003 increased $38,000 or 1%, compared to the six-month period ended June 30, 2002. Gains on the sales of securities totaled $1.4 million for the quarter ended June 30, 2003 and $3.1 million for the first six months. Securities gains recognized in 2003 reflected a continuation of our strategy to increase the duration of our securities portfolio in response to changes in market interest rates and to provide a funding source for loan growth.

            Non-interest Expense. For the three months ended June 30, 2003, non-interest expense totaled $13.0 million, an increase of $1.1 million, or 9%, from the second quarter of 2002. For the first six months of 2003, non-interest expense totaled $26.5 million compared to $22.6 million for the first six months of 2002. The increased expense primarily reflected the ongoing expenses related to the acquisition of Investment Counselors, Incorporated in the fourth quarter of 2002, increased professional fees associated with the roll-out of our Project 2004 profit improvement and cost containment initiative, higher insurance expense and increased foreclosed property costs. In addition, non-interest expense reflected increased expense associated with the Company's investment in a community reinvestment fund, higher commissions expense related to mortgage banking activities and a severance charge recognized in the first quarter of 2003.

            Salaries and employee benefits totaled $6.4 million for the three months ended June 30, 2003 compared to $6.2 million for the three months ended June 30, 2002. For the first six months of 2003, salaries and employee benefits totaled $13.6 million compared to $11.8 million for the corresponding period of 2002. Salary expense for the second quarter and first six months of 2003 reflected ongoing salary costs associated with the acquisition of Investment Counselors, Incorporated, higher health care costs and compensation expense related to restricted stock plans. The increase in salaries and employee benefits was also attributable to a severance charge recognized in the first quarter of 2003 reflecting the cost containment efforts from our Project 2004 initiatives. We had 522 full time equivalent employees at June 30, 2003 compared to 543 full-time equivalent employees at June 30, 2002.

            Occupancy and equipment related expenses increased $72,000 and $366,000, respectively, for the three-month and six-month periods ended June 30, 2003 compared to the corresponding periods of 2002. These increases were primarily due to the centralization of our new wealth management division under one location which has enabled us to more effectively serve our customers and the relocation of our headquarters facility.

            Our efficiency ratio was 55.1% for the quarter ended June 30, 2003 compared to 57.7% in the first quarter of 2003 and 53.4% for the second quarter of 2002. We anticipate continued improvement in our efficiency ratio over the balance of the year as benefits from our Project 2004 initiative are realized.

            Income Taxes.  Income taxes for the six months ended June 30, 2003 increased to $5.5 million from $5.0 million in 2002. The effective tax rate for the first six months of 2003 was 32.1% compared to 32.6% for the first six months of 2002. The Company's effective tax rate is lower than the statutory rate primarily due to tax-exempt interest and utilization of tax credits, partially offset by intangible amortization and other nondeductible expenses.

            Securities Portfolio.  Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities at the time of purchase into one of these two categories. At June 30, 2003, held-to-maturity securities amounted to $11.8 million representing those securities we intend to hold to maturity. Securities designated as available-for-sale totaled $384.5 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

            For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At June 30, 2003, the securities portfolio totaled $396.3 million, a decrease of $58.8 million from December 31, 2002 which was primarily attributable to the disposition of the securities portfolio associated with the divestiture of Bank of Ste. Genevieve. We maintain a conventional short-term laddered portfolio investment strategy to provide adequate liquidity while minimizing interest rate risk.

            The carrying values of the securities portfolio at the dates indicated were as follows:

INVESTMENT SECURITIES PORTFOLIO
	June 30, 2003	December 31, 2002 (In thousands)	June 30, 2002
U.S. government and agency securities State and municipal securities Mortgage-backed securities Federal Home Loan Bank stock Other securities Total investment securities	$ 168,177 34,858 159,739 15,132 18,364 ---------------- $ 396,270 =========	$ 192,454 39,962 188,242 17,734 16,690 ---------------- $ 455,082 =========	$ 147,933 38,107 234,607 17,734 16,067 ---------------- $ 454,448 =========

            Loans.  Loans historically have been the primary component of earning assets. At June 30, 2003, loans totaled $1.7 billion, an increase of 14% from June 30, 2002 and were up 1% from December 31, 2002. While total loans reflected increases from June 30, 2002 and December 31, 2002, loan growth comparisons were constrained by the March 31, 2003 divestiture of Bank of Ste. Genevieve, which at the time of disposition reported total loans of $43.5 million. Substantially all of these loans were originated in our market area. At June 30, 2003, we had no foreign loans and only a minimal amount of participations purchased.

            Multi-family and commercial real estate mortgage loans increased $99.9 million from December 31, 2002. The increase in these loans reflected our efforts to grow our commercial real estate loan portfolio, including loans originated by our expanded commercial lending staff. Multi-family and commercial real estate mortgage loans comprised 46.2% of the portfolio at June 30, 2003 compared to 41.0% at year-end 2002. Commercial loans declined slightly from December 31, 2002 primarily due to a few large pay-downs in the first quarter of 2003 coupled with the disposition of the loan portfolio associated with the sale of Bank of Ste. Genevieve. Loan growth in our market remains strong and full year growth is expected to be in line with historical growth trends. Consumer loans increased $3.6 million, or 5.6%, from December 31, 2002 and will be an area of focus in 2003 as we expand our emphasis in the retail sector.

            The following table summarizes the composition of our loan portfolio at the dates indicated:

LENDING AND CREDIT MANAGEMENT
June 30, 2003 Percent Amount of Total		December 31, 2002 Percent Amount of Total		June 30, 2002 Percent Amount of Total
(Dollars in thousands)

Commercial, financial,
  agricultural, municipal and
  industrial development
Real estate - construction
Real estate - mortgage:
  One- to four-family residential
  Multi-family and commercial
Consumer and other
Less unearned income

    Total loans (1)

$ 269,377 269,075 323,556 797,346 66,791 (913) ---------------- $1,725,232 ========	15.6% 15.6 18.8 46.2 3.9 (0.1) -------- 100.0% ====	$ 314,703 277,018 352,136 697,430 63,231 (1,609) ---------------- $1,702,909 ========	18.4% 16.3 20.7 41.0 3.7 (0.1) -------- 100.0% ====	$ 272,486 192,277 314,145 665,825 68,158 (1,627) ---------------- $1,511,264 ========	18.0% 12.7 20.8 44.1 4.5 (0.1) -------- 100.0% ====

(1)  We had no outstanding foreign loans at the dates reported.

            Asset Quality. Non-performing assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; loans past due 90 days or more as to principal or interest; and other real estate owned. Non-performing assets totaled $21.7 million at June 30, 2003 compared to $15.6 million at June 30, 2002 and $16.3 million at December 31, 2002. At June 30, 2003, non-performing assets represented 0.90% of total assets compared to 0.68% at December 31, 2002 and 0.70% at June 30, 2002. The increase from December 31, 2002 was primarily related to one loan totaling approximately $3.7 million and classified as past due 90 days with regards to principal balance pending resolution of bankruptcy proceedings. The borrower continues to make interest payments on a timely basis. We believe this loan is well secured and we do not anticipate any loss. Non-accrual loans totaled $12.4 million at June 30, 2003 compared to $12.9 million at December 31, 2002 and $13.5 million at June 30, 2002. At June 30, 2003, approximately 62% or $7.7 million of our non-accrual loans were comprised of three relationships. We continue to work aggressively to collect all non-performing assets.

            We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and our internal loan review staff. Various regulatory agencies also periodically review, as an integral part of their examination process, our allowance for loan losses. We believe that our allowance for loan losses at June 30, 2003 was adequate to absorb potential losses inherent in the loan portfolio.

The following table summarizes, for the periods presented, non-performing assets by category:

      Risk Elements - Non-Accrual, Past Due And Restructured Loans
	June 30 2003	December 31, 2002	June 30, 2002
(Dollars in thousands)
Commercial, financial, agricultural, municipal and industrial development: Past due 90 days or more Non-accrual Restructured terms	$ 2,198 5,486 -	$ 674 4,521 40	$ 1,036 5,421 52
Real estate - construction: Past due 90 days or more Non-accrual Restructured terms	195 3,347 -	540 287 -	- 92 -
Real estate - mortgage: One- to four-family residential: Past due 90 days or more Non-accrual Restructured terms Multi-family and commercial: Past due 90 days or more Non-accrual Restructured terms	849 3,010 - 3,820 431 -	820 3,608 324 151 4,205 -	674 1,392 - - 6,186 -
Consumer and other, net of unearned income: Past due 90 days or more Non-accrual Restructured terms Total non-performing loans Other real estate Total non-performing assets	184 165 - ------------- 19,685 1,985 ------------- $ 21,670 =======	152 317 - ------------- 15,639 611 -------------- $ 16,250 =======	87 413 - ------------- 15,353 224 ------------- $ 15,577 =======

Ratios:
  Non-performing loans to total loans
  Non-performing assets to total assets
  Non-performing loans to shareholders' equity
  Allowance for loan losses to total loans
  Allowance for loan losses to non-performing
    loans

	1.14% 0.90 10.15 1.16 101.68	0.92% 0.68 9.35 1.15 125.12	1.01% 0.70 9.99 1.21 119.29

            Allowance for Loan Losses.  The provision for loan losses totaled $1.7 million for the second quarter of 2003 compared to $2.0 million for the second quarter of 2002. For the first six months of 2003, the provision for loan losses totaled $3.3 million compared to $3.5 million for the first six months of 2002. Net charge-offs were $2.1 million for the first six months of 2003 compared to $4.1 million for the first six months of 2002. Annualized net charge-offs for the first six months of 2003 represented 0.25% of average loans, compared to 0.55% for the first six months of 2002 and 0.51% for the full year 2002. For the first six months of 2003, the provision for loan losses exceeded net charge-offs by $1.2 million.

            The allowance for loan losses increased to $20.0 million at June 30, 2003 compared to $19.6 million at December 31, 2002 and to $18.3 million at June 30, 2002. As a percentage of loans outstanding, the allowance represented 1.16% of loans outstanding at June 30, 2003 compared to 1.15% at December 31, 2002 and 1.21% at June 30, 2002. Our allowance for loan losses as a percentage of loans has decreased from June 30, 2002 as a result of action taken in 2002 to resolve problem credits and in light of our assessment of credit risk within the remaining portfolio. Net charge-offs in the first six months of 2003 totaled $2.1 million compared to $4.1 million in the first six months of 2002. Net charge-offs in the first six months of 2003 were primarily isolated within two relationships that comprised approximately 68% of total net charge-offs and we believe that they are not reflective of an overall deterioration in credit quality or underwriting standards. At June 30, 2003, our allowance for loan losses represented 102% of non-performing loans compared to 119% at June 30, 2002 and 125% at December 31, 2002. Non-performing loans to total loans were 1.14% at June 30, 2003 compared to 0.92% at December 31, 2002 and 1.01% at June 30, 2002.

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

            The allowance for loan losses is provided at a level considered adequate to provide for potential loan losses. We continually monitor the quality of our loan portfolio to ensure timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. As mentioned previously, three loans comprised $7.7 million, or 62%, of our non-accrual loans. We believe that our allowance was adequate to absorb losses inherent in the loan portfolio as of June 30, 2003.

            The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

Summary of Loan Loss Information and Related Information
Six Months Ended June 30, 2003 2002
(In thousands)

Allowance for loan losses (beginning of period)
Loans charged off:
  Commercial, financial, agricultural,
    municipal and industrial development
  Real estate - construction
  Real estate - mortgage:
    One- to four-family residential
    Multi-family and commercial
  Consumer and other

      Total loans charged off

	$ 19,567 (812) (203) (1,214) (244) (182) --------------- (2,655) ---------------	$ 18,905 (1,065) (1,127) (640) (1,892) (382) --------------- (5,106) ---------------

Recoveries of loans previously charged off:
  Commercial, financial, agricultural,
    municipal and industrial development
  Real estate - construction
  Real estate - mortgage:
    One- to four-family residential
    Multi-family and commercial
  Consumer and other

      Total recoveries

	411 - 39 - 75 --------------- 525 ---------------	929 - 44 4 38 --------------- 1,015 ---------------
Net loans charged off Divested subsidiary balance Provision for loan losses Allowance for loan losses (end of period)	(2,130) --------------- (756) 3,335 --------------- $ 20,016 ========	(4,091) --------------- - 3,500 --------------- $ 18,314 ========
Loans: Average End of period	$1,717,876 1,725,232	$1,496,567 1,511,264
Ratios: Annualized net charge-offs to average loans Net charge-offs to provision for loan losses Annualized provision for loan losses to average loans Allowance for loan loss to total loans	0.25% 63.86 0.39 1.16	0.55% 116.89 0.23 1.21

            Deposits. Total deposits increased to $1.7 million at June 30, 2003, an increase of 8.9% from June 30, 2002 and a decrease of 1.3% from December 31, 2002. While total deposits reflected an increase from June 30, 2002, deposit comparisons from December 31, 2002 were constrained by the March 31, 2003 divestiture of Bank of Ste. Genevieve. The increase in deposits from June 30, 2002 was primarily the result of internal growth from deposit promotions, as we offered several certificate of deposit promotions which were utilized to fund a portion of our loan growth. In addition, we also issued approximately $60 million of brokered certificates of deposit in the second half of 2002 with maturity dates ranging from one to two years as another means to fund loan growth. Non-interest bearing demand accounts increased $46.9 million, or 26.8% from June 30, 2002, as a result of efforts to grow commercial demand deposit balances. On July 11, 2003, we supplemented our deposit base when we completed the acquisition of a branch office of Heartland Bank, a federal savings association which reported deposits approximating $20 million. Under terms of the purchase and assumption agreement, we acquired the Heartland branch facility and assumed its deposit liabilities, net of a deposit premium of 5.05%

            The following table summarizes deposits as of the dates indicated:

Deposit Liability Composition
	June 30, 2003 Percent Amount of Total		December 31, 2002 Percent Amount of Total		June 30, 2002 Percent Amount of Total
(Dollars in thousands)
Demand deposits NOW accounts Money market accounts Savings deposits Certificates of deposit Certificates of deposit over $100,000 IRA certificates Brokered deposits over $100,000 Total deposits	$ 222,114 131,047 273,802 206,379 565,780 210,278 76,123 60,346 ---------------- $ 1,745,869 =========	12.7% 7.5 15.7 11.8 32.4 12.0 4.4 3.5 -------- 100.0% ====	$ 215,529 132,883 275,378 228,397 570,915 202,086 82,600 60,244 ---------------- $ 1,768,032 =========	12.2% 7.5 15.6 12.9 32.3 11.4 4.7 3.4 -------- 100.0% ====	$ 175,233 127,219 287,250 208,070 555,621 164,976 84,501 - ---------------- $ 1,602,870 =========	10.9% 7.9 17.9 13.0 34.7 10.3 5.3 - -------- 100.0% ====

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

            Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings and is a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to transact repurchase agreements using those securities.

            Net cash flows provided by operating activities totaled $15.8 million in the first half of 2003, and $8.0 million in the first half of 2002. The critical elements of our net operating cash flows include net income, provision for loan losses and depreciation and amortization.

            Net cash used in investing activities totaled $55.0 million in the first half of 2003 and $65.4 million in the first half of 2002. Critical elements of these activities are loans and investment securities. Our loan portfolio growth in 2003 was primarily due to internal growth. Our average securities portfolio, as a percentage of average earning assets, was 20.4% for the first half of 2003 compared to 23.7% for the first half of 2002.

            Net cash flows provided by financing activities totaled $93.9 million in the first half of 2003 and $37.6 million in the first half of 2002. The critical elements of our financing activities are Federal Home Loan Bank borrowings, deposits, short-term borrowings and guaranteed preferred beneficial interest in subordinated debentures (trust preferred securities).

            We anticipate continued loan demand in our market area as the banking industry continues to consolidate. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $319.0 million secured credit facility with the Federal Home Loan Bank, under which $282.5 million and $304.9 million was outstanding at June 30, 2003 and December 31, 2002, respectively. We continue to utilize Federal Home Loan Bank borrowings to fund loan growth while systematically building our deposit base. We anticipate similar use of the Federal Home Loan Bank credit facility in the foreseeable future.

            Average short-term borrowings increased to $193.0 million for the first six months of 2003 from $126.2 million for the first six months of 2002. This increase reflected our strategy of utilizing Federal Home Loan Bank borrowings, as well as federal funds purchased for short periods of time, to fund loan growth while continuing to systematically build our deposit base. We experienced strong loan demand in 2002 and anticipate the continuation of this demand during 2003.

            The levels of our assets and deposits remained relatively the same from December 31, 2002, and increased from June 30, 2002. At June 30, 2003, our assets totaled $2.4 billion, an 8% increase from June 30, 2002. Total loans and deposits both increased to $1.7 billion at June 30, 2003, reflecting a 14% and 9% increase from June 30, 2002, respectively. While total assets, loans and deposits reflected noteworthy increases from June 30, 2002, these growth rates were decreased by the March 31, 2003 divestiture of Bank of Ste. Genevieve, which at the time of disposition reported assets, loans and deposits of approximately $114.6 million, $43.5 million and $93.9 million, respectively. We strive to grow our core deposits while utilizing the Federal Home Loan Bank borrowings, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity in view of expected future needs.

            Capital Resources.  Total shareholders' equity was $194.0 million at June 30, 2003, an increase of 26% from June 30, 2002 reflecting the 2.1 million shares issued in connection with our secondary public offering partially offset by the cost of 974,150 shares of treasury stock acquired in connection with the divestiture of Bank of Ste. Genevieve. On April 14, 2003, we completed a secondary public offering and issued 2.1 million shares of common stock at a public offering price of $16.50 per share. Net proceeds from the offering totaled $31.9 million. We contributed substantially all of the net proceeds to our wholly-owned subsidiary bank, Allegiant Bank, to strengthen the bank's capital position, to support the bank's anticipated loan growth and for other general corporate purposes. The bank has used a portion of the capital contributed to temporarily reduce short-term indebtedness, which may be reborrowed, if necessary, to fund loan growth. We will use the remaining proceeds that were not contributed to the bank for general corporate and working capital purposes. On March 31, 2003, we divested Bank of Ste. Genevieve in exchange for approximately 974,150 shares of our common stock pursuant to our agreement with First Banks, Inc. As a result, we held treasury stock totaling $17.9 million at June 30, 2003.

            Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. Our subsidiary bank also utilizes its borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $33.5 million as of June 30, 2003, and matures on September 26, 2003 at which time we expect to renew the balance of the loan.

            From time to time, we have issued brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At June 30, 2003, we had brokered certificates of deposit totaling $60.3 million. We may use brokered deposits in the future as a source of liquidity.

            Dividends paid during the second quarter of 2003 were $0.09 per share, an increase of 38% compared to the $0.065 per share paid in July 2002 for the second quarter of 2002. Our dividend payout ratio was 17.0% in the first six months of 2003. On May 13, 2003, we announced that our Board of Directors voted to increase the quarterly dividend by $0.02 per share to $0.09 per share. The increased dividend was payable July 15, 2003 to stockholders of record on July 1, 2003. We generally declare and pay cash dividends quarterly. Because substantially all of the funds available for the payment of cash dividends are derived from Allegiant Bank, future cash dividends will depend primarily upon the bank's earnings, financial condition and need for funds, as well as government policies and regulations applicable to the bank and us.

            We also analyze our capital and the capital position of our bank in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of June 30, 2003, we and our subsidiaries exceeded all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

            As of June 30, 2003, December 31, 2002 and June 30, 2002, Allegiant's and Allegiant Bank's capital ratios were as follows:
	June 30, 2003 Allegiant Allegiant Bank		December 31, 2002 Allegiant Allegiant Bank		June 30, 2002 Allegiant Allegiant Bank
Total capital (to risk-weighted assets) Tier 1 capital (to risk-weighted assets) Tier 1 capital (to average assets)	11.41% 10.34 8.39	12.25% 11.17 9.06	9.97% 8.75 7.07	10.63% 9.56 7.78	10.26% 8.72 6.79	10.74% 9.63 7.71

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

            As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

            Our 2003 annual meeting of shareholders was held on May 8, 2003. Of 16,206,015 shares issued, outstanding and eligible to be voted at the meeting, holders of 12,896,509 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the security holders at the meeting.

            1. Election of Directors. The election of five Class III director nominees to our board of directors, each to continue in office until the year 2006, and the election of one Class II director nominee to our board of directors, to continue in office until the year 2005. Our Articles of Incorporation, as amended, allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired. Upon tabulation of the votes cast, it was determined that all six director nominees had been elected. The voting results are set forth below:

            Class III Director Nominees

Name	For	Against	Withheld
Leon A. Felman	11,821,499.3935	0	1,075,010.3548
Douglas P. Helein	11,639,259.3198	0	1,257,250.4285
Michael R. Hogan	12,562,789.3935	0	333,720.3548
C. Virginia Kirkpatrick	11,978,504.4050	0	918,005.3433
Marvin S. Wool	12,533,623.3935	0	362,886.3548

            Class II Director Nominee

Name	For	Against	Withheld
Nancy C. Pechloff	11,765,695.5767	24,794.555	132,350.1716

            Because we have a staggered board, the terms of office of the following named Class I and Class II directors continued after the meeting:

            Class I (to continue in office until 2004)
            Kevin R. Farrell
            Richard C. Fellhauer
            Thomas M. Teschner
            Robert E. Wallace, Jr.
            Lee S. Wielansky

            Class II (to continue in office until 2005)
            Robert L. Chambers
            Leland B. Curtis
            Shaun R. Hayes
            John L. Weiss

Item 6.  Exhibits and Reports on Form 8-K

            a)   Exhibits: See Exhibit Index attached hereto.

            b)   Reports on Form 8-K:

                         On April 2, 2003, we filed a current report on Form 8-K to report the completion of the sale of our wholly owned subsidiary Bank of Ste. Genevieve to First Banks, Inc. pursuant to the
                  Agreement and Plan of Exchange, dated as of September 17, 2002, between us and First
                  Banks.

                         On April 18, 2003, we filed a current report on Form 8-K to furnish a press release under
                  Item 9 and Item 12 of Form 8-K announcing our preliminary results of operations for the quarter ended March 31, 2003.

                         On May 9, 2003, we filed a current report on Form 8-K to furnish a press release under
                   Item 9 concerning the damage suffered by two of our bank branches located in De Soto,
                   Missouri on May 6, 2003, due to severe weather.

                         On May 14, 2003, we filed a current report on Form 8-K to furnish a press release under
                   Item 9 announcing an increase in our quarterly dividend.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.
August 14, 2003	ALLEGIANT BANCORP, INC. By: /s/ Jeffrey S. Schatz Jeffrey S. Schatz, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
11.1	Computation of Earnings Per Share
99.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002