Form 10-Q
period 2003-09-30
ALLEGIANT BANCORP INC/MO/
filed 2003-11-14
CIK 703970

As filed with the Securities and Exchange Commission on November 14, 2003

UNITED STATES SECURITY AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         September 30, 2003
-----------------------------------------------------------------------------------------

Commission File Number:            000-10849
-----------------------------------------------------------------------------------------

ALLEGIANT BANCORP, INC.
-----------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              MISSOURI                                                43-1262037
---------------------------------------                   ------------------------------------
                    (State or other jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

10401 CLAYTON ROAD
ST. LOUIS, MO 63131
-----------------------------------------------------------------------------------
(Address of principal executive offices)
(Zip Code)

(314) 692-8800
-----------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                [X]  Yes        [  ]  No
Title of Class Common Stock, $0.01 par value	Number of shares outstanding as of November 1, 2003 17,494,192

Allegiant Bancorp, Inc.
Form 10Q
INDEX	Page

Part I.  Financial Information
       Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets - September 30, 2003 and 2002
                         (Unaudited) and December 31, 2002
                   Condensed Consolidated Statements of Income (Unaudited) - Three
                        Months and Nine Months Ended September 30, 2003 and 2002
                   Consolidated Statements of Shareholders' Equity (Unaudited) - Nine
                        Months Ended September 30, 2003
                   Consolidated Statements of Cash Flows (Unaudited) - Nine Months
                        Ended September 30, 2003 and 2002
                   Notes to Condensed Consolidated Financial Statements (Unaudited)
          Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations
                   Distribution of Average Assets, Liabilities and Shareholders' Equity
                        and Interest Rates - Three Months Ended September 30, 2003 and 2002
                   Distribution of Average Assets, Liabilities and Shareholders' Equity
                        and Interest Rates - Nine Months Ended September 30, 2003 and 2002
                   Rate/Volume Analysis - Quarter Ended September 30, 2003 and Nine Months
                        Ended September 30, 2003
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
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk
          Item 4.  Controls and Procedures
Part II.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K
                  Signatures
                   Exhibit Index

1 1 1 2 3 4 5 8 14 15 16 19 20 22 24 25 26 29 29 29 29 30 31

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Allegiant Bancorp, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2003 (Unaudited)	December 31, 2002	September 30, 2002 (Unaudited)
(Dollars in thousands)

ASSETS:
Cash and due from banks
Federal funds sold and other investments
Investment securities:
  Available-for-sale (at estimated market value)
  Held-to-maturity (estimated market value of     $11,096, $17,300 and $18,708, respectively)
  Loans, net of allowance for loan losses of     $21,039, $19,567 and $18,460, respectively
Loans held for sale
Premises and equipment
Accrued interest and other assets
Cost in excess of fair value of net assets acquired

      Total assets

$ 78,918 25,685 362,933 10,899 1,783,075 25,527 43,973 72,780 55,088 ----------------- $ 2,458,878 =========	$ 41,890 5,241 438,049 17,033 1,683,342 40,666 47,663 72,416 58,016 ----------------- $ 2,404,316 =========	$ 53,883 12,481 411,369 17,657 1,615,416 20,982 47,087 73,662 56,170 ----------------- $ 2,308,707 =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Non-interest bearing
  Interest bearing
  Certificates of deposit over $100,000

      Total deposits

Short-term borrowings
Federal Home Loan Bank advances
Guaranteed preferred beneficial interest
  in subordinated debentures
Accrued expenses and other liabilities

      Total liabilities

$ 213,351 1,346,114 202,961 ----------------- 1,762,426 ----------------- 149,472 282,040 57,250 11,792 ----------------- 2,262,980 -----------------	$ 215,529 1,350,417 202,086 ----------------- 1,768,032 ----------------- 94,882 304,853 57,250 12,057 ----------------- 2,237,074 -----------------	$ 207,588 1,330,583 162,388 ----------------- 1,700,559 ----------------- 72,230 305,814 57,250 12,408 ----------------- 2,148,261 -----------------

Shareholders' equity:
  Common Stock, $0.01 par value - authorized     30,000,000 shares; issued 18,453,621 shares,
    16,146,804 shares and 15,889,500
    shares, respectively
  Capital surplus
  Retained earnings
  Accumulated other comprehensive income
  Treasury stock, at cost, 974,150 shares

      Total shareholders' equity

      Total liabilities and shareholders' equity

185 155,683 59,091 (1,161) (17,900) ----------------- 195,898 ----------------- $ 2,458,878 =========	161 119,933 44,614 2,534 - ----------------- 167,242 ----------------- $ 2,404,316 =========	163 116,070 39,942 4,271 - ----------------- 160,446 ----------------- $ 2,308,707 =========

See Notes to Condensed Consolidated Financial Statements.

Allegiant Bancorp, Inc.
Condensed Consolidated Statements Of Income (Unaudited)
	Three Months Ended September 30, 2003 2002	Nine Months Ended September 30, 2003 2002
(In thousands, except share and per share data)
Interest income: Interest and fees on loans Investment securities Federal funds sold and overnight investments Total interest income	$ 26,651 2,716 40 ------------- 29,407 -------------	$ 26,761 4,652 44 ------------- 31,457 -------------	$ 78,483 10,097 167 ------------- 88,747 -------------	$ 77,405 14,997 164 ------------- 92,566 -------------
Interest expense: Deposits Short-term borrowings Federal Home Loan Bank advances Guaranteed preferred beneficial interests in subordinated debentures Total interest expense	7,567 773 2,278 1,372 ------------- 11,990 -------------	9,205 1,482 2,262 1,372 ------------- 14,321 -------------	24,435 3,077 6,439 4,115 ------------- 38,066 -------------	29,464 3,228 7,217 4,115 ------------- 44,024 -------------
Net interest income Provision for loan losses Net interest income after provision for loan losses	17,417 2,355 ------------- 15,062 -------------	17,136 2,010 ------------- 15,126 -------------	50,681 5,690 ------------- 44,991 -------------	48,542 5,510 ------------- 43,032 -------------
Non-interest income: Service charges on deposits Net gain on sale of securities Other income Total non-interest income	1,822 1,296 3,514 ------------- 6,632 -------------	1,744 235 3,204 ------------- 5,183 -------------	5,256 4,378 10,675 ------------- 20,309 -------------	5,131 1,927 8,149 ------------- 15,207 -------------
Non-interest expense: Salaries and employee benefits Occupancy and furniture and equipment Other operating expenses Total non-interest expense	5,949 2,068 4,593 ------------- 12,610 -------------	6,320 1,876 3,847 ------------- 12,043 -------------	19,496 5,858 13,736 ------------- 39,090 -------------	18,091 5,300 11,230 ------------- 34,621 -------------
Income before income taxes Provision for income taxes Net income	9,084 2,844 ------------- $ 6,240 =======	8,266 2,933 ------------- $ 5,333 =======	26,210 8,338 ------------- $ 17,872 =======	23,618 7,939 ------------- $ 15,679 =======
Per share data: Earning per share: Basic Diluted Weighted average common shares outstanding: Basic Diluted	$ 0.36 0.35 17,441,290 17,848,729	$ 0.33 0.33 15,881,743 16,254,171	$ 1.06 1.04 16,892,856 17,245,664	$ 1.00 0.98 15,653,136 16,006,182

See Notes to Condensed Consolidated Financial Statements.

Allegiant Bancorp, Inc.
Consolidated Statement of Shareholders' Equity (Unaudited)
Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income Gain (Loss) (In thousands)	Treasury Stock	Total Shareholders' Equity	Comprehensive Income

Balance December 31, 2002
Net income
Change in net unrealized
    losses on available-for-
    sale securities, net of tax

Comprehensive income

Issuance of common stock
Amortization of restricted
    stock
Repurchase of common
    stock
Dividends ($0.25) per share

Balance September 30, 2003

$ 161 - - - 24 - - - ----------- $ 185 ======	$ 119,933 - - - 35,070 680 - - ------------- $ 155,683 =======	$ 44,614 17,872 - - - - - (3,395) ------------ $ 59,091 =======	$ 2,534 - (3,695) - - - - - ---------------- $ (1,161) =========	$ - - - - - - (17,900) - ------------ $(17,900) =======	$ 167,242 17,872 (3,695) - 35,094 680 (17,900) (3,395) ----------------- $ 195,898 ==========	$ 17,872 (3,695) --------------- $ 14,177 ========

See Notes to Condensed Consolidated Financial Statements.

Allegiant Bancorp, Inc.
Consolidated Statements Of Cash Flows (Unaudited)
Nine Months Ended September 30, 2003 2002 (In thousands)

OPERATING ACTIVITIES:
  Net income
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization
      Provision for loan losses
      Net gain on sale of fixed assets
      Net realized gains on securities available-for-sale
      Net gain on sale of mortgage loans
      Other changes in assets and liabilities:
       Accrued interest receivable and other assets
       Accrued expenses and other liabilities

         Cash provided by operating activities

	$ 17,872 4,199 5,690 (32) (4,378) - 411 970 ---------------- 24,732 ----------------	$ 15,679 3,297 5,510 (67) (1,927) (601) (5,985) (5,920) --------------- 9,986 ---------------

INVESTING ACTIVITIES:
  Decrease in cash resulting from sale of divested subsidiary
  Net cash received in acquisition of acquired branch
  Adjustment to cash received in acquisition of branches
  Proceeds from maturities of securities held-to-maturity
  Proceeds from maturities of securities available-for-sale
  Proceeds from sales of securities available-for-sale
  Purchase of investment securities available-for-sale
  Loans made to customers, net of repayments
  Proceeds from sale of mortgage loans
  Purchase of bank-owned life insurance
  Additions to premises and equipment

        Cash used in investing activities

	(14,870) 19,260 - 2,803 278,507 279,948 (529,454) (133,017) - (427) (2,687) ---------------- (99,937) ----------------	- - (571) 6,942 144,920 106,638 (214,564) (194,644) 15,687 (1,752) (1,564) --------------- (138,908) ---------------

FINANCING ACTIVITIES:
  Net increase in deposits
  Net increase in short-term borrowings
  Repayment of long-term debt
  Proceeds from issuance of common stock
  Payment of dividends

        Cash provided by financing activities

	67,616 33,577 (215) 35,094 (3,395) ---------------- 132,677 ----------------	12,944 109,157 (331) 4,842 (2,960) --------------- 123,652 ---------------
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	57,472 47,131 ---------------- $ 104,603 =========	(5,270) 71,634 --------------- $ 66,364 =========
NON-CASH TRANSACTION: Common stock of divested subsidiary exchanged for common stock of Allegiant Bancorp, Inc.	$ 17,900 =========	- =========

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

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Comprehensive Income

            During the third quarter of 2003 and 2002, total comprehensive income amounted to $7.0 million and $6.4 million, respectively. Year-to-date comprehensive income for the first nine months of 2003 and 2002 was $14.2 million and $20.5 million, respectively.

Acquisitions and Divestiture

            On July 11, 2003, we completed the acquisition of a branch office of Heartland Bank, a federal savings association, which reported deposits approximating $20 million at that date. Under the terms of the purchase and assumption agreement, we acquired the Heartland branch facility and assumed its deposit liabilities, net of a deposit premium of 5.05%.

            On March 31, 2003, we disposed of Bank of Ste. Genevieve, one of our two subsidiary banks, to First Banks, Inc. Bank of Ste. Genevieve operates two branches located outside of the St. Louis metropolitan area and reported total assets of approximately $114.6 million at the time of the disposition. First Banks acquired Bank of Ste. Genevieve in exchange for transferring to us 974,150 shares of our common stock held by First Banks. The net assets of Bank of Ste. Genevieve as of the closing were approximately $17.9 million which approximated the value of consideration we received. Accordingly, we did not recognize any gain or loss as a result of the transaction. First Banks held approximately 7.4% of our outstanding common stock prior to the sale and held approximately 1.5% of our common stock upon completion of the sale.

            On October 1, 2002, we completed the acquisition of Investment Counselors, Incorporated, a privately held investment advisory firm located in St. Louis, Missouri. Under the terms of the agreement, we exchanged 194,610 shares of our common stock for all of the common shares of Investment Counselors. We recorded goodwill and other identifiable intangibles of $2.7 million and $0.5 million, respectively. The other identifiable intangibles are being amortized over an estimated average life of approximately 14 years. This acquisition was consistent with our strategy of focusing on the growth of non-interest income and has allowed us to offer a more comprehensive selection of wealth management products and services. At September 30, 2003, Investment Counselors' assets under management totaled $417.7 million.

Recently Issued Accounting Standards

            In January 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity's assets, liabilities and results of operations must consolidate that entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 are effective for variable interest entities acquired after January 31, 2003 and for the year ended December 31, 2003 for entities acquired before January 31, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment.

            The Company has determined that the provisions of FIN 46 may require de-consolidation of subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). Prior to the adoption of FIN 46, the Company consolidated the trusts and the balance sheet included the guaranteed beneficial interests in the subordinated debentures of the trusts. At the adoption of FIN 46, the trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the trusts would be disclosed. A portion of the Trust Preferred Securities currently qualify as tier 1 capital of the Company for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the capital treatment for the Trust Preferred Securities based on the adoption of FIN 46. With respect to other interests in entities subject to FIN 46, the adoption of FIN 46 is not expected to have a material impact on the Company's financial statements.

            In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 modifies the accounting for certain financial instruments that issuers previously could account for as equity. Under SFAS 150, those instruments with characteristics of both liabilities and equity must be classified as liabilities in statements of financial position, with the corresponding payments to holders of the instruments recognized as a component of interest expense. The adoption of this standard had no impact on the financial position or results of operations of the Company as the Company's Trust Preferred Securities (referred to as "guaranteed preferred beneficial interests in subordinated debentures") were previously classified as liabilities within the statement of financial position.

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

            At September 30, 2003, the maximum amount of future payments that the Company could potentially be required to make under guarantees for standby letters of credit was $17.6 million. Standby letters of credit are conditional commitments issued by our bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contractual obligations of our customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present creditworthiness of such counterparties.

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
Nine Months Ended September 30, 2003 2002 (In thousands, except per share data)

Net income, as reported
Add: Stock-based employee compensation expense
      included in reported net income, net of related
      tax effects
Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects

Pro forma net income

Earnings per share:

      Basic - as reported
      Basic - pro forma

      Diluted - as reported
      Diluted - pro forma

$ 17,872 442 (1,226) ----------------- $ 17,088 ========= $ 1.06 1.01 1.04 0.99	$ 15,679 - (759) --------------- $ 14,920 ======== $ 1.00 0.95 0.98 0.93

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

             *     the consequences of continued bank acquisitions and mergers in our market area, resulting in fewer but much larger and financially stronger competitors, which could increase competition for financial services to our detriment;

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

Overview

            We are the largest publicly held bank holding company headquartered in the St. Louis metropolitan area. Our principal subsidiary, Allegiant Bank, offers full-service banking and personal trust services to individuals, businesses and municipalities in our market area. These services include commercial real estate, commercial business and consumer loans, checking, savings and time deposit accounts, wealth management and other fiduciary services, as well as other financial services, including mortgage banking, securities brokerage and insurance products. As of September 30, 2003, we reported, on a consolidated basis, total assets of $2.5 billion, loans of $1.8 billion and shareholders' equity of $195.9 million.

            Our primary goal has been to expand our branch network in the St. Louis market while increasing our earnings per share. Since our inception in 1989, we have grown through a combination of internal growth and acquisitions. We have sought to maximize our internal growth opportunities by positioning Allegiant as one of the leading St. Louis community banks.

            We have supplemented our internal growth with several acquisitions within our market area. Since 2000, we have completed a number of significant acquisitions, including: Equality Bancorp, Inc., a community-based thrift holding company with total assets of approximately $300.4 million, in November 2000; Southside Bancshares Corp., a community-based bank holding company with total assets of approximately $804.9 million, in September 2001; and five branches from Guardian Savings Bank with total deposits of $109.3 million, in December 2001. Most recently, in July 2003, we further supplemented our deposit base when we completed the acquisition of a branch office of Heartland Bank which reported deposits of approximately $20 million at that date. Additionally, in order to diversify our operations and sources of income, in October 2002, we acquired Investment Counselors, Incorporated, an investment advisory firm which then had approximately $331.9 million of assets under management.

            Consistent with our focus on establishing and maintaining a strong presence in the most attractive areas in the St. Louis market, on March 31, 2003, we disposed of Bank of Ste. Genevieve, one of our two subsidiary banks, to First Banks, Inc. Bank of Ste. Genevieve operates two branches located outside of the St. Louis metropolitan area and reported total assets of $114.6 million at the time of the disposition. First Banks acquired Bank of Ste. Genevieve in exchange for transferring to us 974,150 shares of our common stock held by First Banks. The net assets of Bank of Ste. Genevieve as of the closing were approximately $17.9 million, which approximated the value of consideration we received. Accordingly, we did not recognize any gain or loss as a result of the transaction. First Banks held approximately 7.4% of our outstanding common stock prior to the sale and held approximately 1.5% of our common stock upon completion of the sale.

            In order to improve the profitability of our banking operations, over the past several years we have reduced the number of residential mortgages that we hold in our portfolio and have increased the amount of commercial loans. Although typically higher yielding, commercial business loans generally involve a higher degree of risk than our other types of loans. Since the beginning of 1998, and in part as a result of opportunities that resulted from the consolidation of the St. Louis banking market, we have hired 23 commercial lending professionals, including a senior credit officer, who average more than 15 years of commercial lending experience in the St. Louis metropolitan area. As these local loan officers have joined our banking team, we have benefited from their existing customer relationships, as well as their local banking expertise. In addition, we have implemented a company-wide initiative, one of the goals of which is to enhance efficiencies throughout our organization that we refer to as "Project 2004" and we consolidated our banking operations into one primary subsidiary, Allegiant Bank, during 2002. These steps taken since the beginning of 1998 have improved our efficiency, return on average assets, return on average equity and earnings per share.

            The St. Louis metropolitan area is the 18th largest metropolitan market in the United States with a population of approximately 2.6 million. The St. Louis area is home to 15 Fortune 1000 companies, including Anheuser-Busch Companies, Inc., Emerson, Express Scripts and The May Department Stores Company. Over the past several years, a number of financial institutions in our market area have been acquired by larger regional or national out-of-town financial institutions. These acquisitions have included: Marshall & Ilsley Corporation's 2002 acquisition of Mississippi Valley Bancshares, Inc., Firstar Corporation's (now operating as U.S. Bancorp) 1999 acquisition of Mercantile Bancorporation Inc., Union Planters Corporation's 1998 acquisition of Magna Group, Inc. and NationsBank Corporation's (now operating as Bank of America Corporation) 1997 acquisition of Boatmen's Bancshares, Inc. We believe we have capitalized on opportunities created by this market consolidation and have built a strong, customer-friendly, community-focused banking franchise.

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

            We seek to effectively meet the convenience and needs of customers through our extensive branch network that provides our customers at least one branch located within a 20-minute drive from all principal sectors of the St. Louis metropolitan area. Our 36 full service banking locations and 62 ATMs throughout the St. Louis metropolitan area also serve to increase recognition of the Allegiant name. In addition, we have sought to further enhance our name recognition by serving as the official bank of the St. Louis Rams football team since July 2000.

Project 2004

            In August 2002, we announced the launch of Project 2004. The mission of Project 2004 is to improve our operating platform by leveraging our acquisition expertise internally. We have approached this project as if we had acquired our own operations and have evaluated our systems and strategies in order to enhance our delivery of products and services to customers, to improve operating efficiencies and to provide increased revenue. Based on our evaluations, we have undertaken improvement initiatives, several of which have been completed.

            Of our major initiatives, we expect to realize increases in incremental revenue, beginning in the second half of 2003, at a rate of more than $750,000 annually from improvements in our retail banking sales training, measurement and tracking. Our new sales measurement and tracking systems will improve management's ability to identify products and practices that are most profitable to us and focus our sales efforts on those products and practices. Our new training will improve our employees' ability to offer products to new and existing customers and to implement our most profitable practices. Our specialized marketing plan includes mail programs and special promotions directed to current and prospective customers in an effort to increase deposits at our smaller branches.

            In addition, in 2003 we will implement a new fee structure, operating procedures and electronic processing systems from which we expect to realize improvements in operating efficiencies and incremental revenue at a rate of up to $1.0 million annually. Operating efficiencies we expect to achieve include more efficient branch staffing, implementation of an automated credit scoring system for consumer lending and streamlining a variety of backroom functions. We expect to achieve increases in incremental revenue through fees on new customer services, including an overdraft protection program for electronic transactions. However, we cannot assure you that we will be able to realize all of the estimated revenues or efficiencies from our Project 2004 initiatives.

Results of Operations

            Net income for the three months ended September 30, 2003 was $6.2 million, a 17.0% increase over the $5.3 million earned in the third quarter of 2002. Basic earnings per share were $0.36 for the third quarter of 2003 compared to $0.33 for the third quarter of 2002. Diluted earnings per share increased 6.1% to $0.35 for the third quarter of 2003 compared to $0.33 for the third quarter of 2002. Diluted earnings per share reflected the impact of 2.1 million shares of common stock, issued in our secondary public stock offering in April 2003, partially offset by 974,150 shares of treasury stock acquired in connection with the divestiture of Bank of Ste. Genevieve in March 2003. The annualized return on average assets was 1.03% for the third quarter of 2003 and 0.94% for the third quarter of 2002. The return on average equity on an annualized basis was 12.91% for the third quarter of 2003 compared to 13.50% for the third quarter of 2002.

            Net income for the nine-month period ended September 30, 2003 was $17.9 million, a 14.0% increase over the $15.7 million earned in the nine-month period ended September 30, 2002. Basic earnings per share were $1.06 and $1.00, respectively, for the nine-month periods ended September 30, 2003 and 2002. Diluted earnings per share were $1.04 and $0.98, respectively, for the nine-month periods ended September 30, 2003 and 2002. The annualized return on average assets for the first nine months of 2003 was 1.00%, compared to the 0.95% annualized return on average assets reported for the first nine months of 2002. The return on average equity on an annualized basis was 12.89% for the first nine months of 2003 compared to 13.95% for the first nine months of 2002.

            As a result of accounting changes, we discontinued the amortization of goodwill in 2002 and will periodically determine whether the carrying value of our goodwill is impaired. We continue to amortize core deposit premiums and other identifiable intangibles as a non-cash charge that increases our operating expenses. Intangible asset amortization included as an operating expense totaled $239,000 and $271,000 for the three-month periods ended September 30, 2003 and 2002, respectively. Intangible asset amortization included as an operating expense totaled $746,000 and $812,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

            Total assets at September 30, 2003 were $2.5 billion, an increase of $150.2 million, or 6.5%, from September 30, 2002, due largely to a $170.2 million, or 10.4%, increase in loans. Total loans and deposits increased to $1.8 billion at September 30, 2003, reflecting a 10.4% and 3.6%, respectively, increase from September 30, 2002. While total assets, loans and deposits reflected noteworthy increases from September 30, 2002, these growth rates were reduced by the March 31, 2003 divestiture of Bank of Ste. Genevieve, which at the time of disposition reported assets, loans and deposits of approximately $114.6 million, $43.5 million and $93.9 million, respectively.

            At September 30, 2003, shareholders' equity totaled $195.9 million, an increase of 22.1% from September 30, 2002. On April 14, 2003 we completed a secondary public offering and issued 2.1 million shares of common stock at a public offering price of $16.50 per share. Net proceeds from the offering totaled $31.9 million. We contributed substantially all of the net proceeds to Allegiant Bank to strengthen the bank's capital position, to support the bank's anticipated loan growth and for other general corporate purposes. The bank used a portion of the capital contributed to reduce short-term indebtedness, which may be reborrowed, if necessary, to fund loan growth. We will use the remaining proceeds that were not contributed to the bank for general corporate and working capital purposes.

            Net Interest Income. Net interest income for the three months ended September 30, 2003 was $17.4 million, a 1.6% increase compared to the $17.1 million reported for the third quarter of 2002. The increase in net interest income was primarily attributable to a $157.3 million, or 7.6%, increase in average earning assets, due largely to a $205.3 million, or 12.7%, increase in average loans, as loan growth in our market remained strong. As a result of lower prevailing market rates, interest income decreased $2.1 million from the third quarter of 2002 which was offset by a $2.3 million decrease in interest expense. The decrease in interest expense was the result of a 61 basis point decline in the average interest rate paid on interest bearing liabilities partially offset by a $99.0 million increase in average interest bearing liabilities.

            Interest expense on deposits decreased $1.6 million from the third quarter of 2002. This decrease reflected a 57 basis point decline in the average rate paid on deposits from 2.53% in the third quarter of 2002 to 1.96% for the comparable period in 2003 which was partially offset by average deposit growth of 7%.

            Interest expense on other interest bearing liabilities decreased $693,000 in the third quarter of 2003 compared to the third quarter of 2002 as average short- and long-term borrowings decreased $14.1 million during the period. The average rate paid on short-term borrowings decreased 61 basis points while the rate paid on long-term borrowings decreased 167 basis points in the third quarter of 2003 compared to the third quarter of 2002.

            Net interest income for the nine months ended September 30, 2003 was $50.7 million, a 4.4% increase compared to the $48.5 million reported for the nine months ended September 30, 2002. The increase in net interest income was primarily attributable to a $186.3 million, or 9.3%, increase in average earning assets, due largely to a $217.3 million, or 14.2%, increase in average loans. Interest income decreased $3.8 million from the first nine months of 2002 which was more than offset by a $6.0 million decrease in interest expense. The decrease in interest expense was the result of a 61 basis point decline in the average interest rate paid on interest bearing liabilities partially offset by a $135,000 increase in average interest bearing liabilities.

            Our net interest margin in the third quarter of 2003 was 3.12% compared to 3.30% during the third quarter of 2002. For the first nine months of 2003, the net interest margin was 3.09% compared to 3.24% for the corresponding period of 2002. Despite the interest rate decline resulting from the Federal Reserve's rate cut near the end of the second quarter of 2003, our net interest margin for the third quarter of 2003 was 3.12%, unchanged from the second quarter of this year. Contributing to this stability was lower costs of funds resulting from maturing higher cost deposits, disciplined loan pricing and a reduction in the premium amortization from mortgage-related securities. Compared to the year-ago periods, the margin was negatively affected in the first quarter of 2003 as we reinvested the proceeds of certain securities transactions into temporary short-term investments. We do expect a stable to improving net interest margin in the fourth quarter of 2003, as the impact of our response to the Federal Reserve rate cut continues to take effect, and we continue to reposition our investment securities portfolio as a means to fund anticipated loan growth. The net interest spread was 2.89% in the third quarter of 2003 compared to 3.08% in the third quarter of 2002 as the earning assets yield declined 80 basis points while the overall interest rate paid on interest bearing liabilities decreased 61 basis points. For the first nine months of 2003, the net interest spread was 2.87% compared to 3.02% for the first nine months of 2002 as the earning assets yield declined 76 basis points while the overall interest rate paid on interest bearing liabilities decreased 61 basis points.

            The following table sets forth the condensed average balance sheets for the quarterly periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

Distribution of Average Assets, Liabilities and Shareholders' Equity and Interest Rates
Three Months Ended September 30, 2003 2002
	Average Balance	Int Earned /Paid	Yield/ Rate	Average Balance	Int Earned /Paid	Yield/ Rate
(Dollars in thousands)
Assets: Interest earning assets: Loans (1) (2) Taxable investment securities Non-taxable investment securities (3) Federal funds sold and other investments Total interest earning assets	$ 1,821,676 351,879 34,120 10,181 ---------------- 2,217,856 ----------------	$ 26,651 2,376 340 40 ----------- 29,407 -----------	5.80% 2.68 3.95 1.56 5.26	$ 1,616,353 405,488 35,726 3,022 ---------------- 2,060,589 ----------------	$ 26,761 4,279 373 44 ----------- 31,457 -----------	6.57% 4.19 4.14 5.78 6.06
Non-interest earning assets Cash and due from banks Premises and equipment Other assets Allowance for loan losses Total assets	64,679 44,262 127,535 (20,357) ---------------- $ 2,433,795 =========			52,592 47,181 127,948 (18,010) ---------------- $ 2,270,300 =========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts
  Savings deposits
  Certificates of deposit
  Certificates of deposit over $100,000
  IRA certificates
  Brokered deposits

    Total interest bearing deposits

	$ 408,308 209,779 557,842 206,126 76,164 71,736 ---------------- 1,529,955 ----------------	$ 794 647 3,572 1,302 836 416 ----------- 7,567 -----------	0.77% 1.22 2.54 2.51 4.35 2.30 1.96	$ 410,253 218,685 557,491 161,351 83,849 13,432 ---------------- 1,445,061 ----------------	$ 1,577 1,138 4,151 1,267 982 90 ----------- 9,205 -----------	1.53% 2.06 2.95 3.12 4.65 2.66 2.53
Federal funds purchased, repurchase agreements and other short-term borrowings Other borrowings Guaranteed preferred beneficial interests in subordinated debentures Total interest bearing liabilities	156,440 260,474 57,250 ---------------- 2,004,119 ----------------	773 2,278 1,372 ----------- 11,990 -----------	1.96 3.47 9.51 2.37	228,370 174,432 57,250 ---------------- 1,905,113 ----------------	1,482 2,262 1,372 ----------- 14,321 -----------	2.57 5.14 9.51 2.98
Non-interest bearing liabilities and equity: Demand deposits Other liabilities Shareholders' equity Total liabilities and shareholders' equity	222,476 13,903 193,297 ---------------- $ 2,433,795 =========			191,569 15,610 158,008 ---------------- $ 2,270,300 =========
Net interest income Net interest spread Net interest margin		$ 17,417 =======	2.89% 3.12		$ 17,136 =======	3.08% 3.30

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

Distribution of Average Assets, Liabilities and Shareholders' Equity and Interest Rates
Nine Months Ended September 30, 2003 2002
	Average Balance	Int Earned /Paid	Yield/ Rate	Average Balance	Int Earned /Paid	Yield/ Rate
(Dollars in thousands)
Assets: Interest earning assets: Loans (1) (2) Taxable investment securities Non-taxable investment securities (3) Federal funds sold and other investments Total interest earning assets	$1,748,690 389,253 33,928 18,025 --------------- 2,189,896 ---------------	$78,483 9,054 1,043 167 ------------ 88,747 ------------	6.00% 3.11 4.11 1.24 5.42	$1,531,416 425,366 35,398 11,395 --------------- 2,003,575 ---------------	$77,405 13,890 1,107 164 ------------ 92,566 ------------	6.76% 4.37 4.18 1.92 6.18
Non-interest earning assets Cash and due from banks Premises and equipment Other assets Allowance for loan losses Total assets	48,711 45,539 128,435 (19,539) ---------------- $2,393,042 ========			38,448 47,605 127,205 (18,009) ---------------- $2,198,824 ========

Liabilities and shareholders' equity:
Interest bearing liabilities:
  Money market and NOW accounts
  Savings deposits
  Certificates of deposit
  Certificates of deposit over $100,000
  IRA certificates
  Brokered deposits

    Total interest bearing deposits

	$ 415,022 214,136 565,500 208,534 78,303 61,639 --------------- 1,543,134 ---------------	$ 3,054 2,182 11,334 4,056 2,603 1,206 ------------ 24,435 ------------	0.98% 1.36 2.68 2.60 4.44 2.62 2.12	$ 419,062 208,176 568,570 168,034 87,123 4,489 --------------- 1,455,454 ---------------	$ 5,017 3,676 13,248 4,349 3,084 90 ------------ 29,464 ------------	1.60% 2.36 3.12 3.46 4.73 2.68 2.71
Federal funds purchased, repurchase agreements and other short-term borrowings Other borrowings Guaranteed preferred beneficial interests in subordinated debentures Total interest bearing liabilities	177,085 218,969 57,250 --------------- 1,996,438 ---------------	3,077 6,439 4,115 ------------ 38,066 ------------	2.32 3.93 9.61 2.55	158,701 189,851 57,250 --------------- 1,861,256 ---------------	3,228 7,217 4,115 ------------ 44,024 ------------	2.72 5.08 9.61 3.16
Non-interest bearing liabilities and equity: Demand deposits Other liabilities Shareholders' equity Total liabilities and shareholders' equity	198,101 13,658 184,845 --------------- $2,393,042 =========			172,201 15,521 149,846 --------------- $2,198,824 =========
Net interest income Net interest spread Net interest margin		$50,681 ======	2.87% 3.09		$48,542 ======	3.02% 3.24

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

RATE/VOLUME ANALYSIS
	Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002			Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002
	Volume	Rate	Net Change	Volume	Rate	Net Change
(In thousands)
Interest earned on: Loans Taxable investment securities Non-taxable investment securities Federal funds sold and other investments Total interest income	$ 3,206 (512) (16) 47 ------------ 2,725 ------------	$ (3,316) (1,391) (17) (51) ------------ (4,775) ------------	$ (110) (1,903) (33) (4) ------------ (2,050) ------------	$ 10,313 (1,101) (46) 73 ------------ 9,239 ------------	$ (9,235) (3,735) (18) (70) ------------ (13,058) ------------	$ 1,078 (4,836) (64) 3 ------------ (3,819) ------------

Interest paid on:
  Money market/NOW accounts
  Savings deposits
  Certificates of deposit
  Certificates of deposit over $100,000
  IRA Certificates
  Brokered deposits
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings
  Other borrowings
  Guaranteed preferred beneficial
    interests in subordinated
    debentures

      Total interest expense

      Net interest income

	(8) (46) 48 312 (86) 326 (404) 896 - ------------ 1,038 ------------ $ 1,687 ======	(775) (445) (627) (277) (60) - (305) (880) - ------------ (3,369) ------------ $ (1,406) ======	(783) (491) (579) 35 (146) 326 (709) 16 - ------------ (2,331) ------------ $ 281 ======	(49) 102 (77) 920 (299) 1,123 352 1,005 - ------------ 3,077 ------------ $ 6,162 ======	(1,914) (1,596) (1,837) (1,213) (182) (7) (503) (1,783) - ------------ (9,035) ------------ $ (4,023) ======	(1,963) (1,494) (1,914) (293) (481) 1,116 (151) (778) - ------------ (5,958) ------------ $ 2,139 ======

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

            Non-interest Income. Non-interest income for the three months ended September 30, 2003 totaled $6.6 million representing an increase of 28.0% from $5.2 million in the third quarter of 2002. The growth in non-interest income was attributable to higher fee income from our wealth management business coupled with an increase in securities gains of $1.1 million, partially offset by slightly lower mortgage banking revenues. Wealth management fees increased 128.4% from the third quarter of 2002 reflecting the acquisition of Investment Counselors, Incorporated in the fourth quarter of 2002. Our assets under administration totaled $855.9 million at September 30, 2003, compared to $763.2 million at September 30, 2002. Mortgage banking revenues totaled $1.5 million in the third quarter of 2003 compared to $1.6 million in the third quarter of 2002. Mortgage banking revenues in the third quarter of 2002 included a $600,000 gain on the sale of a pool of mortgage loans acquired in the Southside Bancshares acquisition in September 2001. Mortgage banking revenues are expected to decline from recent levels as the current rise in mortgage interest rates has reduced refinancing activities from recent record levels. Service charge income on deposits increased 4.5% from the third quarter of 2002 due in part to enhanced customer relationship reporting capabilities.

            For the nine months ended September 30, 2003, non-interest income increased 33.6% to $20.3 million from the first nine months of 2002, reflecting increases in mortgage banking revenues, wealth management fees and securities gains of 36%, 100% and 127%, respectively. Gains on the sale of securities totaled $4.4 million for the first nine months of 2003 compared to $1.9 million for the corresponding period of 2002. Securities gains recognized in 2003 reflected a continuation of our strategy to increase the duration of our securities portfolio in response to changes in market interest rates and to provide a funding source for loan growth. Excluding securities gains, non-interest income increased 20.0% for the first nine months of 2003, compared to the corresponding period of the prior year.

            Non-interest Expense. For the three months ended September 30, 2003, non-interest expense totaled $12.6 million, an increase of $567,000, or 4.7%, from the third quarter of 2002. This increase was primarily attributable to an $803,000 increase in foreclosed property costs, which was partially offset by a decrease of $371,000 or 5.9%, in salaries and employee benefits. The increase in foreclosed property costs was primarily due to write downs and operating expenses related to two hotel properties.

            For the nine-month period ended September 30, 2003, non-interest expense totaled $39.1 million compared to $34.6 million for the nine-month period ended September 30, 2002. The increase in year-to-date non-interest expense primarily reflected the ongoing expenses related to the acquisition of Investment Counselors, Incorporated in the fourth quarter of 2002, increased professional fees associated with the roll-out of our Project 2004 profit improvement and cost containment initiative, higher insurance expense and increased foreclosed property costs. In addition, non-interest expense reflected increased expense associated with the Company's investment in a community reinvestment fund, higher commissions expense related to mortgage banking activities and a severance charge recognized in the first quarter of 2003.

            Salaries and employee benefits totaled $5.9 million for the three months ended September 30, 2003, a decrease of $371,000 or 5.9% from the three months ended September 30, 2002. This decrease was primarily attributable to reduced staffing levels and lower incentive based compensation. For the first nine months of 2003, salaries and employee benefits totaled $19.5 million compared to $18.1 million for the corresponding period of 2002. Salary expense for the third quarter and first nine months of 2003 reflected ongoing salary costs associated with the acquisition of Investment Counselors, Incorporated, higher health care costs and compensation expense related to restricted stock plans. The year-to-date increase in salaries and employee benefits was also attributable to a severance charge recognized in the first quarter of 2003 reflecting the cost containment efforts from our Project 2004 initiatives. We had 516 full-time equivalent employees at September 30, 2003 compared to 534 full-time equivalent employees at September 30, 2002.

            Occupancy and equipment related expenses increased $192,000 and $558,000, respectively, for the three-month and nine-month periods ended September 30, 2003 compared to the corresponding periods of 2002. These increases were primarily due to the centralization of our new wealth management division under one location, which has enabled us to more effectively serve our customers, and the relocation of our headquarters facility.

            Our efficiency ratio was 52.4% for the quarter ended September 30, 2003 compared to 55.1% in the second quarter of 2003 and 54.0% for the third quarter of 2002. We anticipate continued improvement in our efficiency ratio over the balance of the year as benefits from our Project 2004 initiative are realized.

            Income Taxes. Income taxes for the nine months ended September 30, 2003 increased to $8.3 million from $7.9 million in 2002. The effective tax rate for the first nine months of 2003 was 31.8% compared to 33.6% for the first nine months of 2002. The Company's effective tax rate is lower than the statutory rate primarily due to tax-exempt interest and utilization of tax credits, partially offset by nondeductible expenses.

            Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities at the time of purchase into one of these two categories. At September 30, 2003, held-to-maturity securities amounted to $10.9 million representing those securities we intend to hold to maturity. Securities designated as available-for-sale totaled $362.9 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns. At September 30, 2003, the unrealized loss in the available for sale securities portfolio totaled $1.8 million compared to an unrealized gain of $6.6 million at September 30, 2002.

            For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At September 30, 2003, the securities portfolio totaled $373.8 million, a decrease of $81.3 million from December 31, 2002 which was primarily attributable to the disposition of the securities portfolio associated with the divestiture of Bank of Ste. Genevieve. We maintain a conventional short-term laddered portfolio investment strategy to provide adequate liquidity while minimizing interest rate risk.

            The carrying values of the securities portfolio at the dates indicated were as follows:

Investment Securities Portfolio
	September 30, 2003	December 31, 2002 (In thousands)	September 30, 2002
U.S. government and agency securities State and municipal securities Mortgage-backed securities Federal Home Loan Bank stock Other securities Total investment securities	$ 153,884 36,009 147,973 17,419 18,547 ---------------- $ 373,832 ========	$ 192,454 39,962 188,242 17,734 16,690 ---------------- $ 455,082 ========	$ 145,043 38,528 210,982 17,734 16,739 ---------------- $ 429,026 ========

            Loans. Loans historically have been the primary component of earning assets. At September 30, 2003, loans totaled $1.8 billion, an increase of 10.4% from September 30, 2002 and 5.9% from December 31, 2002. While total loans reflected increases from September 30, 2002 and December 31, 2002, loan growth comparisons were constrained by the March 31, 2003 divestiture of Bank of Ste. Genevieve, which at the time of disposition reported total loans of $43.5 million. Substantially all of these loans were originated in our market area. At September 30, 2003, we had no foreign loans and only a minimal amount of participations purchased.

            Multi-family and commercial real estate mortgage loans increased $172.4 million from December 31, 2002. The increase in these loans reflected our efforts to grow our commercial real estate loan portfolio, including loans originated by our expanded commercial lending staff. Multi-family and commercial real estate mortgage loans comprised 48.2% of the portfolio at September 30, 2003 compared to 41.0% at year-end 2002. Commercial loans declined from December 31, 2002 primarily due to a few large pay-downs in the first quarter of 2003 coupled with the disposition of the loan portfolio associated with the sale of Bank of Ste. Genevieve. Loan growth in our market remains strong and full year growth is expected to be in line with historical growth trends. Consumer loans increased $7.8 million, or 12.3%, from December 31, 2002 and will be an area of focus over the balance of this year and into 2004 as we expand our emphasis in the retail sector. We believe we have the infrastructure in place in our market to achieve strong growth in direct consumer lending and recently hired a senior consumer lending head to develop and implement this strategy.

            The following table summarizes the composition of our loan portfolio at the dates indicated:

Lending And Credit Management
September 30, 2003 Percent Amount of Total		December 31, 2002 Percent Amount of Total		September 30, 2002 Percent Amount of Total
(Dollars in thousands)

Commercial, financial,
  agricultural, municipal and
  industrial development
Real estate - construction
Real estate - mortgage:
  One- to four-family residential
  Multi-family and commercial
Consumer and other
Less unearned income

    Total loans (1)

$ 259,898 274,828 329,525 869,820 71,015 (972) ---------------- $1,804,114 ========	14.5% 15.2 18.3 48.2 3.9 (0.1) -------- 100.0% ====	$ 314,703 277,018 352,136 697,430 63,231 (1,609) ---------------- $1,702,909 ========	18.4% 16.3 20.7 41.0 3.7 (0.1) -------- 100.0% ====	$ 312,021 245,200 329,273 682,843 66,098 (1,559) ---------------- $1,633,876 ========	19.1% 15.0 20.2 41.8 4.0 (0.1) -------- 100.0% ====

(1) We had no outstanding foreign loans at the dates reported.

            Asset Quality. Non-performing assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; loans past due 90 days or more as to principal or interest; and other real estate owned. Non-performing assets totaled $17.6 million at September 30, 2003 compared to $15.4 million at September 30, 2002 and $16.3 million at December 31, 2002 and $21.7 million at June 30, 2003. At September 30, 2003, non-performing assets represented 0.72% of total assets compared to 0.68% at December 31, 2002 and 0.67% at September 30, 2002 and decreased from 0.90% at June 30, 2003. The decrease from June 30, 2003, primarily related to one loan totaling approximately $3.7 million that was previously classified as past due 90 days with regard to principal balance pending resolution of bankruptcy proceedings. The proceedings were completed in the third quarter of 2003 resulting in the loan returning to performing status as all contractual principal and interest payment obligations were current. Non-accrual loans totaled $14.4 million at September 30, 2003 compared to $12.9 million at December 31, 2002 and $13.8 million at September 30, 2002. At September 30, 2003, approximately 61% or $8.8 million of our non-accrual loans were comprised of four relationships. We continue to work aggressively to collect all non-performing assets.

            We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and our internal loan review staff. Various regulatory agencies also periodically review, as an integral part of their examination process, our allowance for loan losses. We believe that our allowance for loan losses at September 30, 2003 was adequate to absorb potential losses inherent in the loan portfolio.

            The following table summarizes, for the periods presented, non-performing assets by category:

            Risk Elements - Non-Accrual, Past Due And Restructured Loans
	September 30 2003	December 31, 2002	September 30, 2002
(Dollars in thousands)
Commercial, financial, agricultural, municipal and industrial development: Past due 90 days or more Non-accrual Restructured terms	$ 291 8,274 -	$ 674 4,521 40	$ 177 5,812 51
Real estate - construction: Past due 90 days or more Non-accrual Restructured terms	158 2,983 -	540 287 -	100 312 -
Real estate - mortgage: One- to four-family residential: Past due 90 days or more Non-accrual Restructured terms Multi-family and commercial: Past due 90 days or more Non-accrual Restructured terms	1,063 2,423 - 342 540 -	820 3,608 324 151 4,205 -	120 3,389 - - 4,050 -
Consumer and other, net of unearned income: Past due 90 days or more Non-accrual Restructured terms Total non-performing loans Other real estate Total non-performing assets	203 222 - ------------- 16,499 1,144 ------------- $ 17,643 =======	152 317 - ------------- 15,639 611 -------------- $ 16,250 =======	93 264 - ------------- 14,368 1,082 ------------- $ 15,450 =======

Ratios:
  Non-performing loans to total loans
  Non-performing assets to total assets
  Non-performing loans to shareholders' equity
  Allowance for loan losses to total loans
  Allowance for loan losses to non-performing
    loans

	0.91% 0.72 8.42 1.17 127.52	0.92% 0.68 9.35 1.15 125.12	0.88% 0.67 8.96 1.13 128.48

            Allowance for Loan Losses. The provision for loan losses totaled $2.4 million for the third quarter of 2003 compared to $2.0 million for the third quarter of 2002. For the first nine months of 2003 the provision for loan losses totaled $5.7 million compared to $5.5 million for the first nine months of 2002. Net charge-offs were $3.5 million for the first nine months of 2003 compared to $6.0 million for the first nine months of 2002. Annualized net charge-offs for the first nine months of 2003 represented 0.26% of average loans, compared to 0.52% for the first nine months of 2002 and 0.51% for the full year 2002. Net charge-offs in the first nine months of 2003 were primarily isolated within four relationships that comprised approximately 62% of total net charge-offs and we believe they are not reflective of any overall deterioration in credit quality or underwriting standards. For the first nine months of 2003, the provision for loan losses exceeded net charge-offs by $2.2 million.

            The allowance for loan losses increased to $21.0 million at September 30, 2003 compared to $19.6 million at December 31, 2002 and to $18.5 million at September 30, 2002. As a percentage of loans outstanding, the allowance represented 1.17% of loans outstanding at September 30, 2003 compared to 1.15% at December 31, 2002 and 1.13% at September 30, 2002. Net charge-offs in the first nine months of 2003 totaled $3.5 million compared to $6.0 million in the first nine months of 2002. At September 30, 2003, our allowance for loan losses represented 128% of non-performing loans, equal to the ratio at September 30, 2002 and compared to 125% at December 31, 2002. Non-performing loans to total loans were 0.91% at September 30, 2003 compared to 0.92% at December 31, 2002 and 0.88% at September 30, 2002.

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

            The allowance for loan losses is provided at a level considered adequate to provide for potential loan losses. We continually monitor the quality of our loan portfolio to ensure timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. As mentioned previously, four relationships comprised $8.8 million, or 61%, of our non-accrual loans September 30, 2003. We believe that our allowance was adequate to absorb losses inherent in the loan portfolio as of that date.

            The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

            Summary Of Loan Loss Information And Related Information
Nine Months Ended September 30, 2003 2002
(In thousands)

Allowance for loan losses (beginning of period)
Loans charged off:
  Commercial, financial, agricultural,
    municipal and industrial development
  Real estate - construction
  Real estate - mortgage:
    One- to four-family residential
    Multi-family and commercial
  Consumer and other

      Total loans charged off

	$ 19,567 (1,794) (287) (1,411) (244) (347) --------------- (4,083) ---------------	$ 18,905 (1,634) (1,154) (1,106) (2,742) (414) --------------- (7,050) ---------------

Recoveries of loans previously charged off:
  Commercial, financial, agricultural,
    municipal and industrial development
  Real estate - construction
  Real estate - mortgage:
    One- to four-family residential
    Multi-family and commercial
  Consumer and other

      Total recoveries

	424 2 39 4 152 --------------- 621 ---------------	969 - 53 4 69 --------------- 1,095 ---------------
Net loans charged off Divested subsidiary balance Provision for loan losses Allowance for loan losses (end of period)	(3,462) --------------- (756) 5,690 --------------- $ 21,039 ========	(5,955) --------------- - 5,510 --------------- $ 18,460 ========
Loans: Average End of period	$1,748,690 1,804,114	$1,531,416 1,633,876
Ratios: Annualized net charge-offs to average loans Net charge-offs to provision for loan losses Annualized provision for loan losses to average loans Allowance for loan loss to total loans	0.26% 60.84 0.43 1.17	0.52% 108.08 0.48 1.13

            Deposits. Total deposits increased to $1.8 billion at September 30, 2003, an increase of 3.6% from September 30, 2002 and were relatively flat when compared to December 31, 2002. While total deposits reflected an increase from September 30, 2002, deposit comparisons from December 31, 2002 were affected by the March 31, 2003 divestiture of Bank of Ste. Genevieve. The increase in deposits from September 30, 2002 was primarily the result of internal growth from deposit promotions, as we offered several certificate of deposit promotions, which were utilized to fund a portion of our loan growth. In addition, brokered certificates of deposits increased $35.0 million from September 30, 2002 as an alternative low cost means to fund loan growth. Non-interest bearing demand accounts increased $5.8 million, or 2.8%, from September 30, 2002, as a result of efforts to grow commercial demand deposit balances as part of our relationship expansion effort. On July 11, 2003, we supplemented our deposit base when we completed the acquisition of a branch office of Heartland Bank, a federal savings association, which reported deposits approximating $20 million at that date. Under terms of the purchase and assumption agreement, we acquired the Heartland branch facility and assumed its deposit liabilities, net of a deposit premium of 5.05%.

            The following table summarizes deposits as of the dates indicated:

Deposit Liability Composition
	September 30, 2003 Percent Amount of Total		December 31, 2002 Percent Amount of Total		September 30, 2002 Percent Amount of Total
(Dollars in thousands)
Demand deposits NOW accounts Money market accounts Savings deposits Certificates of deposit Certificates of deposit over $100,000 IRA certificates Brokered deposits over $100,000 Total deposits	$ 213,351 135,331 270,924 213,859 554,804 202,961 75,920 95,276 ---------------- $ 1,762,426 =========	12.1% 7.7 15.4 12.1 31.5 11.5 4.3 5.4 -------- 100.0% ====	$ 215,529 132,883 275,378 228,397 570,915 202,086 82,600 60,244 ---------------- $ 1,768,032 =========	12.2% 7.5 15.6 12.9 32.3 11.4 4.7 3.4 -------- 100.0% ====	$ 207,588 124,946 273,244 222,169 565,985 162,388 84,239 60,000 ---------------- $ 1,700,559 =========	12.2% 7.3 16.1 13.1 33.3 9.6 4.9 3.5 -------- 100.0% ====

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

            Net cash flows provided by operating activities totaled $24.7 million in the first nine months of 2003, and $9.9 million in the first nine months of 2002. The critical elements of our net operating cash flows include net income, provision for loan losses and depreciation and amortization.

            Net cash used in investing activities totaled $99.9 million in the first nine months of 2003 and $138.9 million in the first nine months of 2002. Critical elements of these activities are loans and investment securities. Our loan portfolio growth in 2003 was primarily due to internal growth. Our average securities portfolio, as a percentage of average earning assets, was 19.3% for the first nine months of 2003 compared to 23.0% for the first nine months of 2002.

            Net cash flows provided by financing activities totaled $132.7 million in the first nine months of 2003 and $123.7 million in the first nine months of 2002. The critical elements of our financing activities are Federal Home Loan Bank borrowings, deposits, short-term borrowings and guaranteed preferred beneficial interest in subordinated debentures (Trust Preferred Securities).

            We anticipate continued loan demand in our market area as the banking industry continues to consolidate. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $428.8 million secured credit facility with the Federal Home Loan Bank, under which $282.0 million and $304.9 million was outstanding at September 30, 2003 and December 31, 2002, respectively. We continue to utilize Federal Home Loan Bank borrowings to fund loan growth while systematically building our deposit base. We anticipate similar use of the Federal Home Loan Bank credit facility in the foreseeable future.

            Average short-term borrowings increased to $177.1 million for the first nine months of 2003 from $158.7 million for the first nine months of 2002. This increase reflected our strategy of utilizing Federal Home Loan Bank borrowings, as well as federal funds purchased for short periods of time, to fund loan growth while continuing to systematically build our deposit base.

            The levels of our assets and deposits remained relatively the same from December 31, 2002, and increased from September 30, 2002. At September 30, 2003, our assets totaled $2.5 billion, a 6.5% increase from September 30, 2002. Total loans and deposits both increased to $1.8 billion at September 30, 2003, reflecting a 10% and 4%, respectively, increase from September 30, 2002. While total assets, loans and deposits reflected noteworthy increases from September 30, 2002, these growth rates were constrained by the March 31, 2003 divestiture of Bank of Ste. Genevieve, which at the time of disposition reported assets, loans and deposits of approximately $114.6 million, $43.5 million and $93.9 million, respectively. We strive to grow our core deposits while utilizing the Federal Home Loan Bank borrowings, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity in view of expected future needs.

            Capital Resources. Total shareholders' equity was $195.9 million at September 30, 2003, an increase of 22.1% from September 30, 2002 reflecting the shares issued in connection with our secondary public offering, partially offset by the cost of treasury stock acquired in connection with the divestiture of Bank of Ste. Genevieve. On April 14, 2003, we completed a secondary public offering and issued 2.1 million shares of common stock at a public offering price of $16.50 per share. Net proceeds from the offering totaled $31.9 million. We contributed substantially all of the net proceeds to our wholly-owned subsidiary bank, Allegiant Bank, to strengthen the bank's capital position, to support the bank's anticipated loan growth and for other general corporate purposes. The bank used a portion of the capital contributed to temporarily reduce short-term indebtedness, which may be reborrowed, if necessary, to fund loan growth. We will use the remaining proceeds that were not contributed to the bank for general corporate and working capital purposes. On March 31, 2003, we divested Bank of Ste. Genevieve in exchange for approximately 974,150 shares of our common stock pursuant to our agreement with First Banks, Inc. As a result, we held treasury stock totaling $17.9 million at September 30, 2003.

            Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. Our subsidiary bank also utilizes its borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $32.0 million as of September 30, 2003.

            From time to time, we have issued brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At September 30, 2003, we had brokered certificates of deposit totaling $95.3 million. We may use brokered deposits in the future as a source of liquidity.

            Dividends paid during the third quarter of 2003 were $0.09 per share, an increase of 38% compared to the $0.065 per share for the third quarter of 2002. Our dividend payout ratio was 19.0% in the first nine months of 2003. We generally declare and pay cash dividends quarterly. On October 13, 2003, the Company declared a regular quarterly dividend of $0.09 per share, which is payable January 15, 2004 to shareholders of record as of January 1, 2004. At the same time, the Company also announced its Board of Directors voted to increase the regular quarterly dividend by $0.02 per share, to $0.11 per share. The increased dividend will be effective for the first dividend declared in 2004, which will be payable April 15, 2004 to shareholders of record April 1, 2004. Because substantially all of the funds available for the payment of cash dividends are derived from Allegiant Bank, future cash dividends will depend primarily upon the bank's earnings, financial condition and need for funds, as well as government policies and regulations applicable to the bank and us.

            We also analyze our capital and the capital position of our bank in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of September 30, 2003, we and our subsidiaries exceeded all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

            As of September 30, 2003, December 31, 2002 and September 30, 2002, Allegiant's and Allegiant Bank's capital ratios were as follows:
	September 30, 2003 Allegiant Allegiant Bank		December 31, 2002 Allegiant Allegiant Bank		September 30, 2002 Allegiant Allegiant Bank
Total capital (to risk-weighted assets) Tier 1 capital (to risk-weighted assets) Tier 1 capital (to average assets)	11.19% 10.12 8.35	12.08% 11.01 9.11	9.97% 8.75 7.07	10.63% 9.56 7.78	9.87% 8.51 6.82	10.33% 9.28 7.58

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

            As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures for the period covered by this report (pursuant to Exchange Act Rule 13a-15). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective for the period covered by this report (pursuant to Exchange Act Rule 13a-15). In the quarter ended September 30, 2003, there have been no significant changes in the Company's internal controls over financial reporting or in other factors that materially affected or that are reasonably likely to materially affect internal controls over financial reporting.

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
November 14, 2003	ALLEGIANT BANCORP, INC. By: /s/ Jeffrey S. Schatz Jeffrey S. Schatz, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
11.1	Computation of Earnings Per Share
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002