Form 10-K
period 2003-12-31
ALLEGIANT BANCORP INC/MO/
filed 2004-01-30
CIK 703970

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

                     FOR THE YEAR ENDED DECEMBER 31, 2003
                         COMMISSION FILE NO. 000-10849

                            ALLEGIANT BANCORP, INC.
            (Exact name of registrant as specified in its charter)

           MISSOURI                                    43-1262037
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                 10401 CLAYTON ROAD, ST. LOUIS, MISSOURI 63131
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 314-692-8800

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes [ X ]   No [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003: Common Stock, $0.01 par value, $274,925,353.

Number of shares outstanding of each of the registrant's classes of common stock, as of January 15, 2004: Common Stock, $0.01 par value, 17,556,921 shares outstanding.

   DOCUMENT INCORPORATED BY REFERENCE                      PART OF FORM 10-K
   ----------------------------------                      -----------------
                None                                              N/A


==============================================================================

                         ANNUAL REPORT ON FORM 10-K
                                   PART I

         The terms "Allegiant," "company," "we," "our" and "corporation" as used in this report refer to Allegiant Bancorp, Inc. and its subsidiaries as a consolidated entity, except where it is made clear that it means only Allegiant. Also, sometimes we refer to our bank subsidiary, Allegiant Bank, as the "bank."

ITEM 1. BUSINESS

GENERAL

         We are the largest publicly-held bank holding company headquartered in the St. Louis metropolitan area. Our principal subsidiary, Allegiant Bank, offers full-service banking and personal trust services to individuals, businesses and municipalities in our market area. These services include commercial real estate, commercial business and consumer loans, checking, savings and time deposit accounts and wealth management and other fiduciary services, as well as other financial services, including mortgage banking, securities brokerage and insurance products. As of December 31, 2003, we reported, on a consolidated basis, total assets of $2.5 billion, loans of $1.8 billion and shareholders' equity of $198.6 million.

         On November 20, 2003, we reported that we had entered into an Agreement and Plan of Merger with National City Corporation (National City). Under the merger agreement and subject to its terms and conditions, we will merge with and into National City, with National City being the surviving corporation. In connection with the merger, at the election of the holder, each outstanding share of our common stock will be converted into the right to receive: (1) $27.25 in cash; (2) 0.833 shares of National City common stock; or (3) a combination of the two, subject to a reallocation of cash elections if Allegiant shareholders elect to receive more than 49% of the aggregate value of the merger consideration in cash. We currently anticipate the merger will close in late first quarter or early second quarter of 2004.

         Our primary goal has been to expand our branch network in the St. Louis market while increasing our earnings per share. Since our inception in 1989, we have grown through a combination of internal growth and acquisitions. We have sought to maximize our internal growth opportunities by positioning Allegiant as one of the leading St. Louis community banks.

         We have supplemented our internal growth with several acquisitions within our market area. Since 2000, we have completed a number of significant acquisitions, including: Equality Bancorp, Inc., a community-based thrift holding company with total assets of approximately $300.4 million, in November 2000; Southside Bancshares Corp., a community-based bank holding company with total assets of approximately $804.9 million, in September 2001; and five branches from Guardian Savings Bank with total deposits of $109.3 million, in December 2001. Additionally, in order to diversify our operations and sources of income, in October 2002, we acquired Investment Counselors, Incorporated, an investment advisory firm.

         Consistent with our focus on establishing and maintaining a strong presence in the most attractive areas in the St. Louis market, in March 2003, we sold Bank of Ste. Genevieve, one of our two subsidiary banks, to First Banks, Inc. Bank of Ste. Genevieve operates two branches located outside of the St. Louis metropolitan area and had total assets of approximately $110.0 million at the time of the sale. Under the sale agreement, First Banks acquired Bank of Ste. Genevieve in exchange for 974,150 shares of our common stock held by First Banks. The net assets of Bank of Ste. Genevieve were approximately $17.9 million, which approximated the value of consideration we received. Accordingly, we did not recognize any gain or loss as a result of the transaction. After this transaction, First Banks' ownership of our outstanding common stock was reduced from approximately 7.4% to approximately 1.5%.

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

         The St. Louis metropolitan area is the 18th largest metropolitan market in the United States with a population of approximately 2.6 million. The St. Louis area is home to 15 Fortune 1000 companies, including Anheuser-Busch Companies, Inc., Emerson Electric Co. and The May Department Stores Company. Over the past several years, a number of financial institutions in our market area have been acquired by larger regional or national out-of-town financial institutions. These acquisitions have included: Marshall & Ilsley Corporation's 2002 acquisition of Mississippi Valley Bancshares, Inc.; Firstar Corporation's (now operating as U.S. Bancorp) 1999 acquisition of Mercantile Bancorporation Inc.; Union Planters Corporation's 1998 acquisition of Magna Group, Inc.; and NationsBank Corporation's (now operating as Bank of America Corporation) 1997 acquisition of Boatmen's Bancshares, Inc. We believe we have capitalized on opportunities created by this market consolidation and have built a strong, customer-friendly, community-focused banking franchise.

         We seek to effectively meet the convenience and financial needs of customers through our extensive branch network that provides our customers at least one branch located within a 20-minute drive from all principal sectors of the St. Louis metropolitan area. Our 38 locations and 59 ATMs throughout the St. Louis metropolitan area also serve to increase recognition of the Allegiant name. In addition, we have sought to further enhance our name recognition by serving as the official bank of the St. Louis Rams football team since July 2000.

FINANCIAL SUMMARY OF THE COMPANY

         A consolidated financial summary of our company and subsidiaries is included on page A-1.

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

         We are required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. Allegiant Bank is organized as a Missouri state trust company and is subject to regulation, supervision and examination by the Division of Finance of the State of Missouri. Allegiant Bank is also subject to regulation by the Federal Deposit Insurance Corporation. In addition, there are numerous other federal and state laws and regulations which control the activities of us and our banking subsidiaries and non-banking subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments and extensions of credit. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, and not for the protection of security holders. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to employ assets and maximize income.

         Under Federal Reserve policy, we are expected to act as a source of financial strength to our bank subsidiary and to commit resources to support our bank subsidiary in circumstances when it might not otherwise do so. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The payment of dividends by the bank subsidiary also may be affected by factors such as the maintenance of adequate capital. At December 31, 2003, our subsidiary bank was "well-capitalized" under regulatory capital adequacy standards.

         These laws and regulations are under constant review by various agencies and legislatures, and are subject to frequent change. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act) contained major changes in laws that previously kept the banking industry largely separate from the securities and insurance industries. The GLB Act authorized the creation of a new kind of financial institution, known as a "financial holding company" and a new kind of bank subsidiary called a "financial subsidiary," which may engage in a broader range of investment banking, insurance agency, brokerage, and underwriting activities. The GLB Act also included privacy provisions that limit banks' abilities to disclose non-public information about customers to non-affiliated entities. Banking organizations are not required to become financial holding companies, but instead may continue to operate as bank holding companies, providing the same services they were authorized to provide prior to the enactment of the GLB Act.

         In addition to its regulatory powers, the Federal Reserve impacts the conditions under which we operate by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past, most notably the strong decrease in interest rates which occurred in 2001 and the low rate environment in 2002 and 2003. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on our financial performance.

         The Federal Reserve Board must also approve our proposed merger with National City prior to the merger becoming effective. Application was made to the Board of Governors of the Federal Reserve System for approval of the merger. At this time, the Federal Reserve Board has not approved the merger. Under the BHC Act, the Federal Reserve Board can withhold approval of the merger if, among other things, it determines that the effect of the merger would be to substantially lessen the competition in the relevant markets. After the Federal Reserve Board approves a merger, 30 days must pass before the merger can be completed. During that time, the United States Department of Justice may challenge the merger.

         In addition, our bank is regulated and examined by the Missouri Department of Economic Development, Division of Finance. As a result, the merger also requires the approval of the Missouri Department of Economic Development, Division of Finance. At this time, the Missouri Department of Economic Development, Division of Finance, has not approved the merger.

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

EMPLOYEES

         At December 31, 2003, we had 527 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees and those of our subsidiary bank to be good.

WEB SITE ADDRESS

         Our web site address is "www.allegiantbank.com." We make available free of charge on our web site our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after we file such reports with the SEC. The reference to our web site does not constitute incorporation by reference of the information contained in the web site and should not be considered part of this document.

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

         o our ability to complete our proposed merger with National City, including our ability to satisfy the conditions to National City's obligations to complete the merger, many of which are outside of our control;

         o because the exchange ratio of National City common stock that Allegiant shareholders will receive for shares of Allegiant common stock in the merger is fixed and because the market price of National City common stock will fluctuate, the market value of the National City stock Allegiant shareholders will receive in the merger is not fixed;

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

ITEM 2.  PROPERTIES

         Our principal executive and administrative offices are located at 10401 Clayton Road in St. Louis, Missouri. Our operational offices are located at 2122 Kratky Road in St. Louis, Missouri. As of December 31, 2003, Allegiant Bank conducted its business and operations out of 38 locations in the St. Louis metropolitan area. Management believes that our physical properties, of which 30 are owned and eight are leased, are in satisfactory condition, adequately insured and suitable and adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

         Various claims and lawsuits, incidental to our ordinary course of business, are pending against us, Allegiant Bank or our subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on our consolidated financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submission of matters to a vote of securities holders during the quarter ended December 31, 2003.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         Our common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "ALLE." As of December 31, 2003, the number of shareholders of our common stock was approximately 5,274. The quotations shown reflect for the periods indicated the high and low closing sales prices for our common stock as reported by Nasdaq. Such prices reflect inter-dealer prices without retail mark-up, markdowns or commissions.

                                                                           Dividend
                                                                           Declared
                                          High              Low            and Paid
        --------------------------------------------------------------------------------
        2003
        First Quarter                 $    18.49        $    16.50       $   0.070
        Second Quarter                     20.26             16.74           0.090
        Third Quarter                      22.50             19.06           0.090
        Fourth Quarter                     28.71             20.21           0.090

        2002
        First Quarter                 $    17.50        $    13.45       $   0.065
        Second Quarter                     19.00             15.72           0.065
        Third Quarter                      18.80             15.02           0.065
        Fourth Quarter                     18.24             15.99           0.065

ITEM 6.  SELECTED FINANCIAL INFORMATION

         Information regarding selected financial data appears on page A-1 under the caption "Selected Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-2 through A-23 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding Quantitative and Qualitative Disclosures About Market Risk appears on pages A-17 through A-23 under the caption "Balance Sheet Analysis - Interest Rate Sensitivity."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information regarding Financial Statements and Supplementary Data appears on pages A-24 through A-54 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure of controls and procedures are effective.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

         The name, age, principal occupation or position, other directorships and term of office as a director with respect to our directors are set forth below. Each of these individuals will cease to serve as a director of the Company at the effective time of the proposed merger with National City Corporation which we expect will occur late in the first quarter or early in the second quarter of 2004.

         Robert L. Chambers, 42, has served as a director since December 2000. Mr. Chambers has been President of Huntleigh Securities Corp., a securities brokerage company, since September 2000. Prior to that time, he was Chief Executive Officer of K.W. Chambers & Co., a regional, full-service broker/dealer, for more than five years.

         Leland B. Curtis, 60, has served as a director since April 1996 and was a director of Allegiant Bank from May 2000 to November 2001. Mr. Curtis has been a partner in the St. Louis, Missouri law firm of Curtis, Oetting, Heinz, Garrett & O'Keefe, P.C. for more than the past five years.

         Kevin R. Farrell, 52, has served as a director since June 1989, as our Secretary since 1994 and as a director of Allegiant Bank since 1990. Mr. Farrell has been President of Great Ledge Development, formerly St. Louis Steel Products, a metal forming company, since its founding in 1990.

         Richard C. Fellhauer, 61, has served as a director since December 2000. Mr. Fellhauer has been a Senior Vice President of Allegiant Bank since November 2000. Prior to that time, he was the President, Chief Executive Officer and Chairman of the Board of Equality Bancorp, Inc., the holding company for Equality Savings Bank, from 1982 to November 2000.

         Leon A. Felman, 68, has served as a director since April 1992 and as a director of Allegiant Bank since May 2000. Mr. Felman's business activities have been private investment in financial institutions since 1999. For more than 30 years before that time, he was associated with Sage Systems, Inc., a franchisee of Arby's restaurants in the St. Louis area, and served as its President and Chief Executive Officer. Mr. Felman serves on the board of directors of Dynex, Inc., a Richmond, Virginia-based mortgage real estate investment trust listed on the New York Stock Exchange.

         Shaun R. Hayes, 44, has served as a director and our President since June 1989 and became our Chief Executive Officer in January 1999. Additionally, Mr. Hayes has served as a director of Allegiant Bank since 1990 and as its President and Chief Executive Officer since May 1992.

         Douglas P. Helein, 52, has served as a director since October 2001. Mr. Helein has been an insurance broker for Welsch, Flatness & Lutz, Inc., an insurance agency, for more than the past five years.

         Michael R. Hogan, 50, has served as a director since October 2000. Mr. Hogan has been Chief Administrative Officer, Chief Financial Officer and Vice President of Sigma-Aldrich Corporation, a life science company, since April 1999. Prior to that time, he served three years as Corporate Vice President and Controller for Monsanto Company, a manufacturer of agricultural and biotechnology products and other consumer products.

         C. Virginia Kirkpatrick, 69, has served as a director since March 1990 and as a director of Allegiant Bank since March 1990. Ms. Kirkpatrick has been President of CVK Personnel Management & Training Specialists, a business consulting and human resource management firm, since 1982.

         Nancy C. Pechloff, 51, has served as a director since November 2002. Ms. Pechloff has been an Adjunct Professor of Accounting at the Olin School of Business at Washington University in St. Louis since September 2002. Prior to that time, she was a Senior Audit Partner for 29 years at Arthur Andersen LLP.

         Robert E. Wallace, Jr., 47, has served as a director since October 2000. Mr. Wallace has been the Senior Vice President of
Administration/General Counsel of the St. Louis Rams, a professional football team, since 1995.

         John L. Weiss, 48, has served as a director since March 1999 and as a director of Allegiant Bank since May 1997. Mr. Weiss has been President of Brentwood Volvo, an automobile dealership in St. Louis, Missouri, for more than 15 years and has been the General Manager of Feld Toyota, an automobile dealership in St. Louis, Missouri, since February 2000.

         Lee S. Wielansky, 51, has served a director since March 1990, was a director of Allegiant Bank from January 1999 to November 2001 and served as Vice Chairman of Allegiant Bank from February 1999 through November 2001. Mr. Wielansky has been Chairman and Chief Executive Officer of Midland Development Group since March 2003. Prior to that time, he served as President and Chief Executive Officer of JDN Development Company from November 2000 to February 2003. Prior to that time, he was Managing Director of Investments and a member of the board of directors of Regency Realty Corporation, a publicly-held real estate investment trust, for more than three years. He also serves as director of Acadia Realty, a real estate investment trust listed on the New York Stock Exchange, since June 2000.

         Marvin S. Wool, 75, has served as a director since March 1990 and as our Chairman and the Chairman of Allegiant Bank since March 1992. From March 1992 through December 1998, Mr. Wool served as our Chief Executive Officer. For more than the past five years, Mr. Wool has served as the President and Chief Executive Officer of Dash Multi-Corp, the holding company for subsidiary companies that are in the chemical, cloth coating, carpet and rubber products industries.

         Since the date of our proxy statement for our 2003 annual meeting, there has not been any material change to the procedures by which security holders may recommend nominees to our board of directors.

         The following is a list, as of January 26, 2004, of the names and ages of our executive officers and all positions and offices with us presently held by the person named. There is no family relationship between any of the named persons.

         Shaun R. Hayes, 44, has served as a director and our President since 1989 and became our Chief Executive Officer in January 1999. Additionally, Mr. Hayes has served as a director of Allegiant Bank since 1990, and as its President and Chief Executive Officer since May 1992.

         Jeffrey S. Schatz, 46, has served as one of our Executive Vice Presidents and our Chief Financial Officer since February 2003. Before becoming our Chief Financial Officer, Mr. Schatz served as our Chief Operations Officer since January 2000. Prior to joining us, Mr. Schatz served as Senior Vice President - Funds Management of Sky Financial Group, Inc., a Bowling Green, Ohio bank holding company, for more than nine years.

         Paul F. Glarner, 55, has served as one of our Executive Vice Presidents and our Chief Lending Officer since 1997. Prior to joining us, Mr. Glarner served as an officer of Mercantile Bank, now U.S. Bank, for more than five years.

         James, L. Schaller, 57, has served as our Senior Vice President of Retail Banking since 1997. Prior to joining us, Mr. Schaller was employed for four years by Roosevelt Bank, five years by First Nationwide Bank, five years by St. Louis Federal Savings and Loan and 12 years by Community Federal Savings and Loan.

         Arthur E. Weiss, 44, has served as our Executive Vice President of Wealth Management since 2000. Prior to joining us, Mr. Weiss served as the President of the Weiss Group, Inc., an accounting and consulting firm. He founded the firm in 1991 and sold it to a publicly-traded company in 1998. From 1982 to 1991 Mr. Weiss was a tax manager with a Big Five public accounting firm.

         The executive officers were appointed by and serve at the pleasure of our board of directors.

AUDIT COMMITTEE

         We have a separate standing audit committee in accordance with
Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are C. Virginia Kirkpatrick (Chairperson), Robert L. Chambers, Leon A. Felman, Douglas P. Helein, Nancy C. Pechloff, John L. Weiss and Marvin S. Wool. The board of directors has determined that Nancy C. Pechloff is an "audit committee financial expert," as that term is defined in Item 401(h)(2) of Regulation S-K, as amended, promulgated by the SEC. Each of the current members of the committee is "independent," as that term is defined in Item 7(3)(d)(iv) of Schedule 14A under the Exchange Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act, requires our directors, executive officers and persons who own more than 10% of our outstanding stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To our knowledge, based solely on our review of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten percent shareholders were complied with during the year ended December 31, 2003, except for the following: Mr. Felman filed one late Form 4 reporting one exercise of a derivative security and Ms. Kirkpatrick filed one Form 4 late reporting one exercise of a derivative security.

CODE OF ETHICS

         We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at "www.allegiantbank.com." We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

         In April, 2003, a complaint was filed with the consumer affairs division of the Missouri Division of Finance by a former director and borrower of the bank. The complaint alleged various violations of law and regulations by the Chief Executive Officer of the bank and the bank itself. The Audit Committee hired independent, outside counsel to assist in the investigation of the allegations, and on October 7, 2003, submitted a response to the Division of Finance. After reviewing the Audit Committee's response, on October 17, 2003, the Division of Finance responded to the complainant, indicating its intent not to undertake any further action on behalf of the complainant, and indicating that the Division may review certain matters (which they did not identify) presented by the complaint, as a part of the Division's examination and supervision of the bank.

         As a result of this investigation, the Board of Directors approved the Audit Committee's recommendations to amend the bank's Code of Conduct and Conflict of Interest policies to expand the disclosure requirements with respect to outside investments by bank officers and directors, and to refine the parameters of when and under what circumstances bank officers can make outside investments or engage in outside business activity. As part of this effort, the bank's Chief Executive Officer has agreed to take certain actions concerning his non-public outside investments.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the compensation of our Chief Executive Officer and President and the four other most highly compensated executive officers during 2003, as well as the total compensation paid to each individual during the last three years.

                                                   SUMMARY COMPENSATION TABLE
================================================================================================================================
                                                 Annual Compensation            Long-Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                                                                        Restricted
                                                                          Stock       Securities        LTIP       All Other
                                       Payout     Salary      Bonus       Awards      Underlying      Payouts     Compensation
     Name and Principal Position        Year       ($)         ($)         ($)       Options/SARs       ($)           ($)
--------------------------------------------------------------------------------------------------------------------------------
Shaun R. Hayes
  President and Chief Executive         2003      385,000    150,000          -          50,000         137,608     24,475(2)
  Officer of each of Allegiant          2002      370,000    148,000    420,000(1)       10,000         126,826     19,380
  Bancorp, Inc. and Allegiant Bank      2001      370,000    110,000          -          30,000          81,428     15,630

Jeffrey S. Schatz
  Executive Vice President and          2003      219,231     50,000          -          12,000          33,261     23,791(4)
  Chief Financial Officer of each of    2002      180,000     50,000    210,000(3)        7,500          33,985     18,859
  Allegiant Bancorp, Inc. and           2001      162,500     40,000          -           7,500          17,138     13,829
  Allegiant Bank

Paul F. Glarner
  Executive Vice President and          2003      230,000     60,000          -          12,000          39,894     22,053(6)
  Chief Lending Officer of each of      2002      220,000     60,000    210,000(5)        7,500          42,481     17,105
  Allegiant Bancorp, Inc. and           2001      208,466     50,000          -           7,500          34,425     14,199
  Allegiant Bank

Arthur E. Weiss
  Executive Vice President, Wealth      2003      183,834     40,000          -          10,000          25,273     12,076(8)
  Management of each of Allegiant       2002      127,500     40,000    140,000(7)        7,500               -     11,471
  Bancorp, Inc. and Allegiant Bank      2001      125,000     75,000          -           5,000               -     10,250

James L. Schaller
  Senior Vice President of  Retail      2003       95,000     30,000          -           4,000          25,273     12,345(10)
  Banking of each of Allegiant          2002       81,500     30,000     84,000(9)        4,000          27,188      9,416
  Bancorp, Inc. and Allegiant Bank      2001       78,000     27,000          -           4,000          23,554      7,129

--------------------------------------

(1) On December 31, 2003 Mr. Hayes held 18,000 shares of restricted stock with a value of $504,900. Of the 30,000 shares of restricted stock granted to Mr. Hayes on February 8, 2002, 9,000 shares vested immediately, 3,000 shares vested on the day following the 2003 annual meeting of shareholders, and 3,000 shares will vest on the day following each subsequent annual meeting of shareholders; provided, however, all unvested options will vest upon completion of the merger with National City. We pay dividends on the shares of restricted stock granted.

 (2) Consists of matching contributions to our qualified and unqualified plans of $24,000 and a taxable fringe benefit for the personal use of a company-owned vehicle of $475.

 (3) On December 31, 2003 Mr. Schatz held 10,500 shares of restricted stock with a value of $294,525. Of the 15,000 shares of restricted stock granted to Mr. Schatz on February 8, 2002, 3,000 shares vested immediately, 1,500 shares vested on the day following the 2003 annual meeting of shareholders, and 1,500 shares will vest on the day following each subsequent annual meeting of shareholders; provided, however, all unvested options will vest upon completion of the merger with National City. We pay dividends on the shares of restricted stock granted.

(4) Consists of matching contributions to our qualified and unqualified plans of $21,000 and a taxable fringe benefit for the personal use of a company-owned vehicle of $2,791. Mr. Schatz became our Chief Financial Officer in February 2003.



(5) On December 31, 2003 Mr. Glarner held 10,500 shares of restricted stock with a value of $294,525. Of the 15,000 shares of restricted stock granted to Mr. Glarner on February 8, 2002, 3,000 shares vested immediately, 1,500 shares vested on the day following the 2003 annual meeting of shareholders, and 1,500 shares will vest on the day following each subsequent annual meeting of shareholders; provided, however, all unvested options will vest upon completion of the merger with National City. We pay dividends on the shares of restricted stock granted.

 (6) Consists of matching contributions to our qualified and unqualified plans of $21,000 and a taxable fringe benefit for the personal use of a company-owned vehicle of $1,053.

 (7) On December 31, 2003 Mr. Weiss held 6,000 shares of restricted stock with a value of $168,300. Of the 10,000 shares of restricted stock granted to Mr. Weiss on February 8, 2002, 3,000 shares vested immediately, 1,000 shares vested on the day following the 2003 annual meeting of shareholders, and 1,000 shares will vest on the day following each subsequent annual meeting of shareholders; provided, however, all unvested options will vest upon completion of the merger with National City. We pay dividends on the shares of restricted stock granted.

 (8) Consists of matching contributions to our qualified and unqualified plans of $11,152 and a taxable fringe benefit for the personal use of a company-owned vehicle of $924.

 (9) On December 31, 2003 Mr. Schaller held 4,200 shares of restricted stock with a value of $117,810. Of the 6,000 shares of restricted stock granted to Mr. Schaller on February 8, 2002, 1,200 shares vested immediately, 600 shares vested on the day following the 2003 annual meeting of shareholders, and 600 shares will vest on the day following each subsequent annual meeting of shareholders; provided, however, all unvested options will vest upon completion of the merger with National City. We pay dividends on the shares of restricted stock granted.

(10) Consists of matching contributions to our qualified and unqualified plans of $9,937 and a taxable fringe benefit for the personal use of a company-owned vehicle of $2,407.

         REPORT OF DIRECTORS' AND EXECUTIVES' COMPENSATION COMMITTEE
                          OF THE BOARD OF DIRECTORS

         The Directors' and Executives' Compensation Committee approves and recommends to our board of directors the compensation program for our directors, chief executive officer and other executive officers. The committee is composed entirely of independent directors as defined under Nasdaq rules.

         The committee has the following goals for the compensation programs relating to the executives of our company: (1) to provide motivation for the executives to enhance shareholder value by linking a portion of their compensation to the company's financial performance; (2) to provide motivation for the executives to enhance shareholder value by linking a portion of the compensation to the future appreciation in the value of the company's common stock; (3) to retain the executive officers who have led the company to high performance levels and allow the company to attract high quality executives in the future by providing total compensation opportunities which exceed competitive norms of the industry when superior company performance merits that compensation; (4) to maintain reasonable "fixed" compensation costs by targeting base salaries at competitive average to moderately below average levels, relying on competitively high bonus payments for superior performance; and (5) to reserve the right of the compensation committee to reward and recognize an executive's superior performance which goes above and beyond annual goals and expectations, through additional cash or company stock incentives.

         Annual compensation of our executive officers consists of base salaries and, when appropriate, bonus compensation. Base salaries generally represent a large portion of the executive officers' total cash compensation. The committee believes that basing a portion of an executive officer's compensation on both our performance and that of the individual motivates the executive to perform at the highest possible level. Bonuses make up a smaller portion of the executive officers' total cash compensation. Bonuses are determined based upon our performance and that of the individual executive during the year. In evaluating performance, financial, non-financial and long-term strategic objectives are considered.

         As a central component of our executive officers' compensation program, the committee annually considers awarding executive officers options to acquire shares of our common stock. The committee believes that stock options provide a highly efficient form of compensation from both a cost and an accounting perspective, and that such awards provide an incentive to achieve our longer-term strategic goals by aligning the long-term financial interests of the executive officers with those of our shareholders. The committee also believes that significant levels of stock ownership and ownership potential assist in retaining the services of the executive officers.

         In determining total compensation of our executive officers for 2003, the committee compared our financial performance against the objectives set by management and the board of directors at the beginning of the year. Based on this information, the committee determined a compensation range it believed fairly reflected our overall and relative financial performance and was reasonably competitive with other comparable companies in the commercial banking industry. The committee then reviewed the specific non-financial objectives established for each executive officer by our board of directors at the beginning of the year and evaluated each executive officer's performance with respect to such objectives.

         The committee recommended and the board approved the 2003 compensation of Mr. Hayes, the President and Chief Executive Officer of Allegiant Bancorp, Inc. and Allegiant Bank, in accordance with the policies described above for executive officers. The committee considered the following factors in determining the base salary for 2003 for Mr. Hayes: our company's success in attaining our financial goals for 2002 and comparative data for executive officers in similar positions with comparable bank holding companies. Based on these factors, Mr. Hayes' base salary increased from $370,000 to $385,000.

         For 2003, Mr. Hayes's was eligible to earn a cash bonus ranging up to 38% of his base salary. The financial objective for Mr. Hayes was attaining a 9% increase in diluted earnings per share in 2003 over 2002. The committee also considered specific operational and strategic objectives and assessed his ability to demonstrate the leadership and vision to achieve the long-term growth and profitability for the company. The committee assigned a priority weight of 90% of the annual bonus for the attainment of profitability goals. Based upon the results, Mr. Hayes earned a bonus of $150,000 in 2003 which represented approximately 38% of his base salary for 2003. Mr. Hayes was paid an additional $137,608 cash bonus in 2003 as part of the executive incentive bonus plan which provides a cash bonus pool for executive officers for the achievement of targeted growth in earnings per share for two consecutive years.

         On January 6, 2003, Mr. Hayes was granted an option to purchase 50,000 shares of our common stock. That grant was made in accordance with annual option grants outlined in our Incentive Stock Option Plan. In determining the amount of restricted stock and stock options granted to Mr. Hayes and other executives, the committee took into account its goal of aligning the interests of management with those of the shareholders through stock ownership, Allegiant's recent growth and the compensation packages received by executives at comparable financial institutions.

         As noted in the program described above, a significant portion of executive compensation is linked directly to individual and corporate performance, earnings per share and stock price appreciation. The committee intends to continue the policy of linking executive compensation to individual and corporate objectives and returns to shareholders, recognizing that the business cycle from time to time may result in an imbalance for a particular period.

         Allegiant has maintained an annual bonus award program to provide an appropriate incentive to Allegiant's management to grow shareholder value. Under the bonus plan, the award payable to each eligible employee is based upon two components: (1) individual and/or workgroup goals for the year; and (2) Allegiant's earnings per share target for the year which is based upon the budget approved by the Board of Directors before the beginning of the each year.

         Because certain developments were not then foreseeable, Allegiant's budget for 2003 did not take into account the process that ultimately resulted in the merger agreement with National City. In fact, Allegiant's 2003 results were affected by: merger-related expenses; curtailment of certain business strategies to reposition the balance sheet; and the general diversion of management's time and attention for due diligence and other merger-related activities.

         Allegiant's Executive Committee recently considered the advisability of paying the bonus as if the 2003 earnings per share target had been achieved. The Executive Committee concluded that payment of the incentive bonus based upon achievement of the earnings per share goal was advisable and in the best interest of Allegiant and its shareholders. The Executive Committee noted the extraordinary nature of the reasons why the target was not met and the importance to the morale of Allegiant's key employees to successfully complete the merger with National City.

         Under the Agreement and Plan of Merger, dated as of November 19, 2003, by and between National City and Allegiant, National City has consented to Allegiant's proposed change in the administration of the bonus plan for the reasons set forth above.

January 30, 2004                       Submitted by the Directors' and
                                       Executives' Compensation Committee

                                       Lee S. Wielansky (Chairperson)
                                       Leland B. Curtis
                                       Michael R. Hogan
                                       Robert E. Wallace, Jr.

COMPENSATION OF DIRECTORS

         There are six regular meetings scheduled for the board during 2004; however, if the merger with National City is completed, no board meeting will be held after the merger. Non-employee directors are paid a $20,000 annual retainer plus $1,500 per board meeting attended or $750 per board meeting attendance via conference call. Directors who also are employed by us are not eligible to receive directors' or committee fees. Directors serving on our Audit Committee are paid $250 per committee meeting attended, the chairperson of the Audit Committee is paid $1,000 per committee meeting attended, or in each case, one-half of committee meeting fee if meeting attendance is via conference call. Directors serving on our Directors' And Executives' Compensation Committee receive $250 per committee meeting attended, the chairperson of the Directors' And Executives' Compensation Committee is paid $500 per committee meeting attended, or in each case one-half of committee meeting fee if meeting attendance is via conference call. Directors serving on our Nominating and Corporate Governance Committee receive $250 per committee meeting attended, the chairperson of the Nominating and Corporate Governance Committee is paid $500 per committee meeting attended, or in each case, one-half of committee meeting fee if meeting attendance is via conference call. Directors serving on our Executive Committee receive $250 per committee meeting attended, directors Kevin R. Farrell, John L. Weiss and Marvin S. Wool, who are not employees and who serve on the Allegiant Bank loan committee, receive $100 per committee meeting attended and director Douglas P. Helein, who is not an employee and who serves on the Allegiant Bank trust committee, receives $500 per year. Under our 1996 Directors' Stock Option Plan, non-employee directors who have served on our board of directors for at least two years receive options to purchase 5,000 shares of our common stock on the day after the annual meeting each year a director remains on our board of directors. Our chairman receives options to purchase a minimum of 9,899 shares per year. Options granted under the 1996 Directors' Stock Option Plan have a term of five years and have an exercise price of 110% of the fair market value at the time of grant.

         In 2003, our directors participated in our fee conversion plan for directors and committee members. That plan provides for the conversion of directors' fees into shares of our common stock. Under the plan, the fees each director earns during a quarter are credited to an account established for the director. At the end of each calendar quarter, we determine the number of shares such director is entitled to receive based on the amount of fees credited to the account and the closing price of our common stock as of that date. The shares of our common stock are then purchased for directors by contributing their fees to our dividend reinvestment and stock purchase plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Directors' and Executives' Compensation Committee is composed entirely of the four outside directors named as signatories to the Directors' and Executives' Compensation Committee report above. Members of the committee do not have relationships with us, our Chief Executive Officer or other executive officers which could be deemed to be interlocks.

EXECUTIVE RETENTION AGREEMENTS

         We have entered into an Executive Retention Agreement with our chief executive officer and president, Shaun R. Hayes, providing for certain benefits, in the event of a "change in control" (as defined in the Executive Retention Agreement) of our company, for termination of his employment by us, or the successor corporation to us, without "cause" (as defined in the Executive Retention Agreement) or if Mr. Hayes terminates his employment with "good reason" (as defined in the Executive Retention Agreement) within three years after a change in control. Benefits include that we or the successor corporation will be required to pay severance benefits consisting of a lump-sum cash amount equal to 2.99 times Mr. Hayes's annual base salary. The cash payment to Mr. Hayes will be increased to cover any Federal excise tax to which his cash payment is subject under the Internal Revenue Code of 1986, as amended. In addition, all options held by Mr. Hayes will become fully exercisable as of his date of termination and remain fully exercisable, except for incentive stock options, for six months following the date of termination. The agreement continues until the earlier of January 1, 2005 or the date Mr. Hayes's employment terminates.

         At the time the merger agreement with National City was signed and at National City's request, Mr. Hayes entered into an employment agreement with National City which will replace the Executive Retention Agreement and become effective on the date of the merger. Under the agreement, Mr. Hayes will serve as an Area President of National City Bank, directing the day-to-day management of the business and affairs of National City's operations in Missouri. Mr. Hayes will receive a base salary of at least $400,000 a year, will be eligible to receive an annual performance bonus of no more than 75% of Mr. Hayes's base salary, and will be eligible to receive a long-term bonus at the end of a three-year plan cycle of no more than 40% of Mr. Hayes's average base salary over that period or part thereof. In addition, at the effective date of the merger, Mr. Hayes will be granted restricted shares of National City common stock valued at $1.8 million subject to the terms of the National City standard restricted stock agreement. Mr. Hayes also will be eligible for stock options, vacation and insurance benefits equivalent to those provided to similarly situated employees of National City.

         The term of the agreement is three years, however, either party may terminate the agreement at any time. If Mr. Hayes's employment is terminated for cause (as defined in the agreement) or he resigns for any reason other than good reason (as defined in the agreement) he is entitled to his base salary earned through the termination date and any expense reimbursement then owed. If Mr. Hayes's employment is terminated due to his death or disability, he is entitled to his base salary earned through the termination date, expense reimbursement then owed and his long- and short-term bonuses prorated to the date of termination. If Mr. Hayes's employment is terminated without cause or he resigns for good reason, he is entitled to: (1) payment of any expense reimbursement then owed him; (2) a payment equal to his base salary and short-term bonus on 35% of his salary, which he would have earned over the longer of one year or the remainder of the term of the agreement; and (3) his vacation and insurance benefits, or the cash value thereof, for the longer of one year or the remainder of the term of the agreement.

         The agreement includes non-competition and non-solicitation provisions prohibiting Mr. Hayes from competing with National City or soliciting its employees or customers in the greater St. Louis area for the longer of the term of the agreement or one year following the termination of Mr. Hayes's employment. The agreement also includes covenants regarding confidentiality.

         In addition, upon the closing of the merger, National City has agreed to offer, and Mr. Hayes has agreed to execute, a National City severance agreement that will provide Mr. Hayes severance benefits in the event of a change in control of National City, as will be defined in such agreement. The agreement will provide for salary continuation for three years upon termination as a result of change in control.

         We have entered into Executive Retention Agreements with our executive officers, Messrs. Glarner, Schatz, Schaller and Weiss, providing for certain benefits, in the event of a "change in control" (as defined in the Executive Retention Agreement) of our company, for termination of their employment by us, or the successor corporation to us, without "cause" (as defined in the Executive Retention Agreement) or if they terminate their employment with "good reason" (as defined in the Executive Retention Agreement) within three years after a change in control. Benefits include that we or the successor corporation will be required to pay severance benefits consisting of a lump-sum cash amount equal to: (a) 2.25 times the officer's highest annual compensation paid by the company in any one of the three most recent years for Messrs. Glarner and Schatz; (b) 1.75 times the officer's highest annual compensation paid by the company in any one of the three most recent years for Mr. Weiss; and (c) 1.00 times the officer's highest annual compensation paid by the company in any one of the three most recent years for Mr. Schaller. The cash payment to Messrs. Glarner and Schatz will be increased to cover any Federal excise tax to which his cash payment is subject under the Internal Revenue Code of 1986, as amended. The cash payment to each of Messrs. Schaller and Weiss is subject to reduction to the extent that such payment would require them to pay a Federal excise tax under the Internal Revenue Code of 1986, as amended. In addition, all options held by each of Messrs. Glarner, Schatz, Schaller and Weiss will become fully exercisable as of their respective dates of termination and, except for incentive stock options, remain fully exercisable for six months following the date of termination.

         National City is currently discussing with Mr. Glarner terms for a potential employment agreement between National City and Mr. Glarner.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning stock option grants made in 2003 to the named executives. No SARs were granted in 2003.

                                            Individual Grants
                      ---------------------------------------------------------------
                                         Percent                                        Potential Realizable
                        Number of       of Total                                      Value at Assumed Annual
                        Securities    Options/SARs                                      Rates of Stock Price
                        Underlying     Granted to    Exercise or                      Appreciation for Option
                       Options/SARs   Employees in    Base Price      Expiration              Term(3)
        Name             Granted       Fiscal Year    ($/SH)(1)         Date(2)          5%($)       10%($)
--------------------- --------------- -------------- ------------- ------------------ -------------------------
Shaun R. Hayes            50,000(4)       13.79%       $18.00      December 5, 2012    $1,155,035   $1,457,512
Paul F. Glarner           12,000(4)        3.31         18.00      December 5, 2012       277,208      349,803
Jeffrey S. Schatz         12,000(5)        3.31         18.00      December 5, 2012       277,208      349,803
Arthur E. Weiss           10,000(6)        2.76         18.00      December 5, 2012       231,007      291,502
James L. Schaller          5,000(4)        1.38         18.00      December 5, 2012       115,503      145,751

--------------------
(1) The exercise price may be paid in cash or, at the discretion of the committee, by shares of common stock already owned, valued at fair market value on the date of exercise, or a combination of cash and our common stock.

(2) The options terminate nine years and eleven months after the date of grant; 12 months from termination for disability; three months from termination of employment for reasons other than retirement, disability or death; or immediately on termination for cause.

(3) The indicated 5% and 10% rates of appreciation are provided to comply with Securities and Exchange Commission regulations and do not necessarily reflect our views as to the likely trend in our common stock price. There can be no assurance that the amounts reflected herein will be achieved. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or delayed exercisability.

(4) The entire option grant became immediately exercisable on the date of grant. These options were granted to Messrs. Hayes, Glarner and Schaller under our employee stock option plan.

(5) Sixty percent of the entire option grant became immediately exercisable on the date of grant and 20% of the options granted become exercisable on each anniversary during the two-year period following their issuance; provided, however, all unvested options will vest upon completion of the merger with National City.

(6) Forty percent of the entire option grant became immediately exercisable on the date of grant and 20% of the options granted become exercisable on each anniversary during the three-year period following their issuance; provided, however, all unvested options will vest upon completion of the merger with National City.

           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                     FISCAL YEAR-END OPTIONS/SAR VALUES

         The following table presents certain information concerning stock options exercised in the year ended December 31, 2003, and options remaining unexercised at December 31, 2003 by the named executives.

                                                  Number of Securities Underlying        Value of Unexercised
                                                    Unexercised Options/SARs at        In-The-Money Options/SARs
                           Shares       Value             Fiscal Year-End               at Fiscal Year-End(1)($)
                        Acquired on    Realized   -------------------------------- ---------------------------------
         Name             Exercise       ($)        Exercisable     Unexercisable    Exercisable     Unexercisable
----------------------- ------------- ----------- -------------------------------- ---------------------------------
Shaun R. Hayes              8,249       10,641       109,798                -        1,474,207                 -
Paul F. Glarner             6,000       15,548        27,000            4,500          757,350            77,775
Jeffrey S. Schatz               -            -        22,200           12,300          312,810           169,665
Arthur E. Weiss                 -            -        11,000           11,500          157,823           144,268
James L. Schaller             404        1,961        11,400            2,400          311,850            41,480

-----------------------
(1) Based on our common stock closing price of $28.05 on December 31, 2003.

       COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG ALLEGIANT BANCORP, INC., THE NASDAQ NATIONAL MARKET AND THE NASDAQ BANK INDEX

         The following graph compares an annual cumulative shareholder return over the period from December 31, 1998 through December 31, 2003 (including reinvestment of dividends) on an indexed basis with the Nasdaq index and the Nasdaq Bank Index. The Nasdaq Bank Index is a broad-based capitalization-weighted index of domestic and foreign common stocks of banks that are traded on the Nasdaq National Market (Nasdaq/NMS) as well as the SmallCap Market.


                          TOTAL RETURN PERFORMANCE

                                  [graph]


-----------------------------------------------------------------------------------------
                           ALLE          NASDAQ BANK INDEX          NASDAQ COMPOSITE

     12/31/98            100.0000            100.0000                  100.0000
     12/31/99            105.5500             94.2800                  185.9500
     12/31/00             99.1300            115.5000                  113.1900
     12/31/01            155.1700            124.3400                   89.6400
     12/31/02            208.6600            133.0200                   61.6700
     12/31/03            324.9600            176.3700                   92.9000
-----------------------------------------------------------------------------------------
Source: Bloomberg L.P.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table summarizes information as of December 31, 2003 relating to equity compensation plans of Allegiant Bancorp pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

                                               EQUITY COMPENSATION PLANS

=======================================================================================================================
                                                                                             Number of securities
                                                                                            remaining available for
                                      Number of securities to        Weighted-average     future issuance under equity
                                      be issued upon exercise       exercise price of          compensation plans
                                      of outstanding options,      outstanding options,       (excluding securities
                                        warrants and rights        warrants and rights       reflected in column (a)
           Plan Category                        (a)                        (b)                        (c)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders                1,051,539               $     13.34                   1,156,812
Equity compensation plans not
  approved by security holders                        -                         -                           -
-----------------------------------------------------------------------------------------------------------------------
         Total                                1,051,539               $     13.34                   1,156,812
=======================================================================================================================

       SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth information regarding the amount of our common stock and trust preferred securities of our subsidiaries beneficially owned, as of December 31, 2003, by each person who is a named executive officer, director or known by us to own beneficially more than 5% of our common stock, and all of our directors and executive officers as a group:

        =============================================================================================================
                                                                   Capital Trust I             Capital Trust II
                                                                   Trust Preferred             Trust Preferred
                                        Common Stock(1)             Securities(2)               Securities(3)
        -------------------------------------------------------------------------------------------------------------
                                        Number of                Number of                   Number of
                                         Shares                    Shares                     Shares
                 Name of              Beneficially  Percent     Beneficially    Percent    Beneficially    Percent
            Beneficial Owner             Owned     of Class       Owned        of Class       Owned       of Class
        -------------------------------------------------------------------------------------------------------------
        Robert L. Chambers              41,386(4)       *              -            -              -           -
        Leland B. Curtis                61,315(5)       *              -            -              -           -
        Kevin R. Farrell               382,572(6)      2.2           700            *              -           -
        Richard C. Fellhauer           158,906(7)       *              -            -              -           -
        Leon A. Felman               1,406,005(8)      8.0        32,525          1.9              -           -
        Shaun R. Hayes                 555,862(9)      3.1             -            -              -           -
        Douglas P. Helein              317,130(10)     1.8             -            -              -           -
        Michael R. Hogan                27,125(11)      *              -            -              -           -
        C. Virginia Kirkpatrick        159,926(12)     1.0         1,000            *              -           -
        Nancy C. Pechloff                9,097(13)      *              -            -              -           -
        Robert E. Wallace, Jr.          19,491(14)      *              -            -              -           -
        John L. Weiss                   55,746(15)      *              -            -          2,000           *
        Lee S. Wielansky               110,094(16)      *         10,000            *              -           -
        Marvin S. Wool                 843,284(17)     4.8             -            -         24,000         1.5
        Jeffrey S. Schatz               45,972(18)      *              -            -              -           -
        Paul F. Glarner                 64,343(19)      *              -            -              -           -
        Arthur E. Weiss                 28,341(20)      *              -            -              -           -
        James L. Schaller               20,955(21)      *              -            -              -           -

        All directors and
          executive officers
          as a group (18 persons)    4,307,550(22)    23.9%       44,225          2.6%        26,000         1.6%

      --------------------------
*     less than 1%.

(1) Except as otherwise indicated, each individual has sole voting and investment power over the shares listed beside his or her name and is deemed to own shares issuable upon exercise of stock options which were exercisable at December 31, 2003 or which were to become exercisable within 60 days thereafter. The percentage calculations for beneficial ownership are based upon 17,529,229 shares of our common stock that were issued and outstanding as of December 31, 2003, plus, with respect to each individual and for all directors and executive officers as a group, the number of shares subject to options that may be acquired upon exercise within 60 days after December 31, 2003.

(2) The percentage calculations for beneficial ownership are based upon 1,725,000 shares of non-voting trust preferred securities of Allegiant Capital Trust I that were issued and outstanding as of December 31, 2003. We own all of the common securities of Allegiant Capital Trust I.

(3) The percentage calculations for beneficial ownership are based upon 1,600,000 shares of non-voting trust preferred securities of Allegiant Capital Trust II that were issued and outstanding as of December 31, 2003. We own all of the common securities of Allegiant Capital Trust II.

(4) Total includes 24,757 shares subject to stock options exercisable within 60 days.



(5) Total includes 15,938 shares held jointly with Mr. Curtis's spouse; 13,464 shares held in Mr. Curtis's IRA plan; 5,971 shares held in the Curtis Oetting, et al. profit sharing plan; and 24,900 shares subject to stock options exercisable within 60 days.

(6) Total includes 198,908 shares held of record by Pentastar Family Holdings, Inc.; 107,084 shares held of record by Cuttyhunk Investments, LLC; 3,283 shares held by Fidelity Investments as Trustee for the IRA of Mr. Farrell's spouse; 54,011 shares held by Fidelity Investments in Mr. Farrell's IRA plans; and 10,000 shares subject to stock options exercisable within 60 days.

(7) Total includes 25,552 shares held jointly with Mr. Fellhauer's spouse; 1,839 shares held by Mr. Fellhauer as custodian for his two children; 3,661 shares held in the IRA account of Mr. Fellhauer's spouse; 79,075 shares held subject to our section 401(k) plan; 23,035 shares held in Mr. Fellhauer's IRA plan; 383 shares held jointly with another individual; and 24,811 shares subject to stock options exercisable within 60 days.

(8) Total includes 63,400 shares held in the Leon A. Felman Family Trust of which Mr. Felman is the voting trustee; 1,277,442 shares held in the Felman Family Partnership, LP of which Mr. Felman is the voting partner; and no shares subject to stock options exercisable within 60 days. Mr. Felman's address is c/o Allegiant Bancorp, Inc., 10401 Clayton Road, St. Louis, MO 63131.

(9) Total includes 5,223 shares held for the benefit of Mr. Hayes's children as to which he has voting rights; 2 shares held of record by Mr. Hayes's spouse; 5,066 shares held subject to our section 401(k) plan; 18,000 shares of restricted stock; and 109,798 shares subject to stock options exercisable within 60 days.

(10) Total includes 10,000 shares subject to stock options exercisable within 60 days.

(11) Total includes 17,500 shares subject to stock options exercisable within 60 days.

(12) Total includes 2,500 shares held jointly with Ms. Kirkpatrick's spouse; 3,015 shares held of record by Ms. Kirkpatrick's spouse; 24,427 shares held in the IRA plan of Ms. Kirkpatrick's spouse; 7,170 shares held jointly with Ms. Kirkpatrick's children; 9,550 shares held in Ms. Kirkpatrick's SEP account; and 15,000 shares subject to stock options exercisable within 60 days.

(13) Total includes 4,097 shares held as tenants by entirety with Ms. Pechloff's spouse; and 5,000 shares subject to stock options exercisable within 60 days.

(14) Total includes 9,491 shares held jointly with Mr. Wallace's spouse; and 10,000 shares subject to stock options exercisable within 60 days.

(15) Total includes 3,256 shares held in the IRA account of Mr. Weiss's spouse; 723 shares held jointly with Mr. Weiss's spouse; 750 shares held jointly with Mr. Weiss's mother; 5,967 shares held in Mr. Weiss's IRA plan; 10,000 shares held by a corporation of which Mr. Weiss is a director, executive officer and principal shareholder; and 18,094 shares subject to stock options exercisable within 60 days.

(16) Total includes 24,900 shares subject to stock options exercisable within 60 days.

(17) Total includes 76,005 shares held by the Dash Industries Pension Plan; 63,636 shares held in trusts for the benefit of Mr. Wool's children; 11,216 shares held jointly with Mr. Wool's spouse; and 49,495 shares subject to stock options exercisable within 60 days.

(18) Total includes 1,873 shares held subject to our section 401(k) plan; 3,000 shares held jointly with Mr. Schatz's spouse; 10,500 shares of restricted stock; and 29,100 shares subject to stock options exercisable within 60 days.

(19) Total includes 5,515 shares held subject to our section 401(k) plan; 111 shares held by Mr. Glarner as custodian for his daughter; 1,074 shares held jointly with Mr. Glarner's spouse; 10,500 shares of restricted stock; and 42,000 shares subject to stock options exercisable within 60 days.

(20) Total includes 4,000 shares held jointly with Mr. Weiss's spouse, 2,318 shares held subject to our section 401(k) plan; 524 shares held in Mr. Weiss's IRA plan; 6,000 shares of restricted stock; and 14,500 shares subject to stock options exercisable within 60 days.



(21) Total includes 645 shares held jointly with Mr. Schaller's spouse; 803 shares held subject to our section 401(k) plan; 4,200 shares of restricted stock; and 11,400 shares subject to stock options exercisable within 60 days.

(22) Total includes 45,000 shares of restricted stock and 434,891 shares subject to stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Certain of our officers and directors and their affiliates are customers of Allegiant Bank. All those customer transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable or unusual features.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Ernst & Young LLP served as our independent public auditors for 2003. We have not yet appointed our independent public auditors for 2004. We expect to do so by the end of the second quarter of fiscal year 2003, unless the merger with National City is completed by then.

         The following fees were paid to Ernst & Young LLP for services rendered during the years ended December 31, 2002 and 2003:

         AUDIT FEES: $155,708 and $231,000 for 2002 and 2003, respectively, for services rendered for the audit of our financial statements and reviews of the financial statements included in our Forms 10-Q and 10-K.

         AUDIT-RELATED FEES: $24,068 and $379,097 for 2002 and 2003,
respectively, for services rendered for assurance and related services reasonably related to the performance of the audit of our financial statements not reported under the caption "Audit Fees" above.

         TAX FEES: $273,083 and $134,581 for 2002 and 2003, respectively, for services rendered for tax compliance, tax advice and tax planning.

         ALL OTHER FEES:  None.

         Consistent with the Securities and Exchange Commission requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve all audit and permissable non-audit services provided by the independent auditor. Under the policy, the Committee must pre-approve services prior to the commencement of the specified service.

         All services provided by Ernst & Young, LLP subsequent to May 6, 2003, have been preapproved by the Audit Committee.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1.  FINANCIAL STATEMENTS:

                  The following documents are filed as part of this report:
                     Consolidated Balance Sheets at December 31, 2003 and 2002               A-25

                     Consolidated Statements of Income for each of the years in
                          the three-year period ended December 31, 2003                      A-26

                     Consolidated Statements of Shareholders' Equity for each of the
                          years in the three-year period ended December 31, 2003             A-27

                     Consolidated Statements of Cash Flows for each of the years in
                          the three-year period ended December 31, 2003                      A-28

                     Notes to the Consolidated Financial Statements                          A-29

                     Report of Independent Auditors                                          A-24

              2.  FINANCIAL STATEMENT SCHEDULES

                  Not applicable.

              3.  EXHIBITS

                  See Item 15 (c) below.

         (b)  REPORTS ON FORM 8-K

              We filed a Form 8-K with the Securities and Exchange Commission on November 21, 2003, under "Item 5. Other Events and Regulation FD Disclosure," reporting the execution of the Agreement and Plan of Merger by and between National City and us; and, on January 22, 2004 under "Item
12. Results of Operation and Financial Condition," reporting our full year of fourth quarter 2003 earnings.

         (c)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         Reference is made to the Exhibit Index on pages 26 through 27 for exhibits filed as part of this report.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of January, 2004.

                                 ALLEGIANT BANCORP, INC.
                                 (Registrant)

                                 By:  /s/ Shaun R. Hayes
                                    ------------------------------------------
                                        Shaun R. Hayes
                                        President and Chief Executive Officer

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

         SIGNATURE                                           TITLE                                  DATE
         ---------                                           -----                                  ----

          /s/ Marvin S. Wool                         Chairman of the Board                    January 30, 2004
----------------------------------------
            Marvin S. Wool


          /s/ Shaun R. Hayes                   President, Chief Executive Officer             January 30, 2004
----------------------------------------                  and Director
            Shaun R. Hayes


         /s/ Jeffrey S. Schatz                 Executive Vice President and Chief             January 30, 2004
----------------------------------------    Operations/Financial Officer (Principal
           Jeffrey S. Schatz                   Financial and Accounting Officer)


        /s/ Robert L. Chambers                              Director                          January 30, 2004
----------------------------------------
          Robert L. Chambers


         /s/ Leland B. Curtis                               Director                          January 30, 2004
----------------------------------------
           Leland B. Curtis


         /s/ Kevin R. Farrell                        Secretary and Director                   January 30, 2004
----------------------------------------
           Kevin R. Farrell


       /s/ Richard C. Fellhauer                             Director                          January 30, 2004
----------------------------------------
         Richard C. Fellhauer





          /s/ Leon A. Felman                                Director                          January 30, 2004
----------------------------------------
            Leon A. Felman


         /s/ Douglas P. Helein                              Director                          January 30, 2004
----------------------------------------
           Douglas P. Helein


           /s/ Michael Hogan                                Director                          January 30, 2004
----------------------------------------
             Michael Hogan


      /s/ C. Virginia Kirkpatrick                           Director                          January 30, 2004
----------------------------------------
        C. Virginia Kirkpatrick


         /s/ Nancy C. Pechloff                              Director                          January 30, 2004
----------------------------------------
           Nancy C. Pechloff


                                                            Director                          January 30, 2004
----------------------------------------
        Robert E. Wallace, Jr.


           /s/ John L. Weiss                                Director                          January 30, 2004
----------------------------------------
             John L. Weiss


                                                            Director                          January 30, 2004
----------------------------------------
           Lee S. Wielansky

                                EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

   2.1 Agreement and Plan of Merger, dated as of November 19, 2003, by and between the Company and National City Corporation, filed as Exhibit 2.1 to the Company's current report on Form 8-K on November 21, 2003, is hereby incorporated by reference.

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

   4.9 Amended and Restated Trust Agreement of Allegiant Capital Trust I, dated as of August 2, 1999, among the Company, as depositor, Bankers Trust Company, as property trustee, and Shaun R. Hayes and Jeffrey S. Schatz, as administrators, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

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

   10.8 Executive Retention Agreement, dated July 2003, by and between the Company and Shaun R. Hayes is filed herewith.

   10.9 Form of Executive Retention Agreement, dated July 2003, entered into by and between the Company and each of Messrs. Schatz, Glarner, Weiss and Schaller, is filed herewith.

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

    23          Consent of Ernst & Young LLP is filed herewith.

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

--------------------------
*Management contract or compensatory plan or arrangement.

SELECTED FINANCIAL INFORMATION

                                                                           Years Ended December 31,
============================================================================================================================
(Dollars in thousands, except per share data)         2003           2002           2001           2000           1999
----------------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF INCOME:
  Interest income                                 $   118,081    $   123,205    $    96,423    $    71,973    $    52,112
  Interest expense                                     49,833         58,307         55,481         40,521         26,601
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                68,248         64,898         40,942         31,452         25,511
  Provision for loan losses                             8,274          8,599          5,000          3,500          2,546
  Other non-interest income                            26,901         23,321         14,803          6,462          4,843
  Other non-interest expense                           53,465         47,671         30,070         22,582         18,762
----------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                           33,410         31,949         20,675         11,832          9,046
  Provision for income taxes                           10,550         10,552          7,553          4,797          3,644
----------------------------------------------------------------------------------------------------------------------------
    Net income                                    $    22,860    $    21,397    $    13,122    $     7,035    $     5,402
============================================================================================================================
PER SHARE DATA:
  Basic earnings per share(1)                     $      1.34    $      1.36    $      1.26    $      1.09    $      0.84
  Diluted earnings per share(1)                          1.32           1.33           1.24           1.08           0.83
  Dividends declared                                     0.34           0.26           0.24           0.22           0.20
  Book value at period end                              11.33          10.36           9.08           8.75           7.73
  Weighted average basic shares
    outstanding                                    17,045,432     15,767,619     10,447,845      6,460,250      6,450,639
CONDENSED BALANCE SHEET:
  Total assets                                    $ 2,452,830    $ 2,404,316    $ 2,170,479    $ 1,135,724    $   728,492
  Investment securities                               366,497        455,082        463,637        134,296         60,797
  Loans                                             1,839,463      1,702,909      1,419,796        813,971        615,191
  Deposits                                          1,708,556      1,768,032      1,687,615        858,084        548,466
  Borrowed funds                                      481,513        399,735        269,218        174,951        112,221
  Guaranteed preferred beneficial interests
    in subordinated debentures                         57,250         57,250         57,250         17,250         17,250
  Shareholders' equity                                198,560        167,242        138,068         77,806         47,991
  Allowance for loan losses                            19,718         19,567         18,905         11,433          8,315
SELECTED RATIOS:
  Performance Ratios:
    Return on average assets                             0.95%          0.96%          0.94%          0.83%          0.83%
    Return on average equity                            12.11          13.88          13.59          13.21          10.60
    Net interest margin                                  3.10           3.19           3.17           3.99           4.17
    Efficiency ratio                                    56.19          54.04          53.94          59.56          61.81
    Total loans to total assets                         74.99          70.83          65.41          71.67          84.45
  Asset Quality Ratios:
    Nonperforming loans to total loans                   0.98%          0.92%          1.39%          0.38%          0.10%
    Nonperforming assets to total assets                 0.79           0.68           0.93           0.29           0.14
    Allowance for loan losses to total loans             1.07           1.15           1.33           1.40           1.35
    Allowance for loan losses to
      nonperforming assets                             101.89         120.41          94.15         344.99         807.28
    Allowance for loan losses to
      nonperforming loans                              109.58         125.12          95.92         366.09       1,324.20
    Net charge-offs to average loans                     0.42           0.51           0.48           0.19           0.12
ALLEGIANT BANCORP CAPITAL RATIOS:
  Total risk-based capital                              10.98%          9.97%         10.01%         10.79%         10.23%
  Tier risk-based capital                               10.00           8.75           8.11           9.53           8.80
  Tier 1 leverage capital                                8.47           7.07           6.32           8.71           7.47
  Equity to assets ratio                                 8.10           6.96           6.36           6.85           6.59
  Tangible equity to tangible assets                     5.99           4.66           3.86           5.95           5.06
ALLEGIANT BANK CAPITAL RATIOS:
  Total risk-based capital                              12.03          10.63          10.48          11.65          11.52
  Tier 1 risk-based capital                             11.05           9.56           9.26          10.40          10.27
  Tier 1 leverage capital                                9.37           7.78           7.62           9.50           8.89

(1) Based on weighted-average common shares outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         Allegiant has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of Allegiant.

         Allegiant believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of this report entitled "Balance Sheet Analysis - Allowance for Loan Losses" and Note 1 and Note 4 to the Company's consolidated financial statements for a detailed description of our estimation processes and methodology related to the allowance for loan losses.

         Allegiant also believes the valuation of derivative instruments is another critical accounting policy because these instruments are valued using discounted cash flow models which require the use of estimates regarding the timing and amount of future cash flows. The instruments are carried at fair value with changes in value recorded in the income statement. Please refer to Note 1 and Note 17 to the Company's consolidated financial statements for further discussion of derivative instruments.

OVERVIEW

         On November 20, 2003, we reported that we had entered into an Agreement and Plan of Merger with National City Corporation. Under the Merger Agreement and subject to its terms and conditions, we will be merged with and into National City, with National City being the surviving corporation. In connection with the merger, at the election of the holder, each outstanding share of our common stock will be converted into the right to receive: (1) $27.25 in cash; (2) 0.833 shares of National City common stock, or (3) a combination of the two, subject to reallocation of cash elections if Allegiant shareholders elect to receive more than 49% of the aggregate value of the merger consideration in cash. We currently anticipate the merger will close in late first quarter or early second quarter of 2004.

         Our primary goal has been to expand our branch network in the St. Louis market while increasing our earnings per share. Since our inception in 1989, we have grown through a combination of internal growth and acquisitions. We have sought to maximize our internal growth opportunities by positioning Allegiant as one of the leading St. Louis community banks.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

         We reported earnings of $22.9 million for 2003, marking our twelfth consecutive year of earnings growth. These earnings represent an increase of 6.8% compared to the $21.4 million we reported for 2002. Diluted earnings per share in 2003 were $1.32 compared to $1.33 per share in 2002. Diluted earnings per share in 2003 reflected the impact of 2.1 million shares of common stock issued in our secondary public stock offering in April 2003, partially offset by 974,150 shares of treasury stock acquired in connection with the divestiture of our former Ste. Genevieve bank in March 2003. Net income in 2003 included merger-related expenses totaling $0.9 million associated with our pending merger with National City Corporation. On an after-tax basis, these expenses approximated $0.6 million, or $0.03 per share. Net income in 2001 was $13.1 million, with basic and diluted earnings per share of $1.26 and $1.24, respectively. The return on average assets was 0.95% in 2003, 0.96% in 2002 and 0.94% in 2001. The return on average equity was 12.1% in 2003, compared to 13.9% in 2002 and 13.6% in 2001.

         As a result of accounting changes, we discontinued the amortization of goodwill in 2002 and will periodically determine whether the carrying value of our goodwill is impaired. We continue to amortize core deposit premiums and other identifiable intangibles as a non-cash charge that increases our operating expenses. Intangible asset amortization included as an operating expense totaled $1.0 million, $1.1 million and $1.2 million in 2003, 2002 and 2001, respectively.

         Net interest income in 2003 increased 5.2%, to $68.2 million from $64.9 million in 2002 and $40.9 million in 2001. The net interest margin decreased slightly by 9 basis points to 3.10% for 2003 compared to 3.19% for 2002. The net interest margin in 2001 was 3.17%. Over the past three years, the net interest margin has been impacted by changes in balance sheet mix and fair market purchase accounting adjustments stemming from recent purchase acquisitions which has affected the yields earned and rates paid on the underlying assets and liabilities. These factors, coupled with the decrease in general interest rates as a result of action undertaken by the Federal Reserve, have resulted in net interest margin compression over the past three years.

         The provision for loan losses totaled $8.3 million in 2003, compared to $8.6 million in 2002 and $5.0 million in 2001. The allowance for loan losses represented 1.07% of total loans outstanding at December 31, 2003, compared to 1.15% and 1.33% of total loans at December 31, 2002 and 2001, respectively. The allowance is discussed in more detail under "- Balance Sheet Analysis - Allowance for Loan Losses."

         Non-interest income increased by 15.4% to $26.9 million in 2003 compared to $23.3 million in 2002. Non-interest income in 2002 increased 57.5% from 2001. The increase in non-interest income in 2003 reflected increases in mortgage banking revenue, wealth management fees and securities gains of 17.7%, 74.1% and 24.7%, respectively. The increase in non-interest income in 2002 compared to 2001 was primarily a result of the acquisitions completed in 2001 and 2000, coupled with higher mortgage banking revenues and increases in gains on sales of securities. See "- Non-Interest Income."

         Non-interest expense increased $5.8 million in 2003, to $53.5 million, an increase of 12.2%. This compared to non-interest expense of $47.7 million in 2002 and $30.1 million in 2001. The increased expense in 2003 primarily reflected the ongoing expenses related to the acquisition of Investment Counselors, Incorporated in the fourth quarter of 2002, increased professional fees associated with the roll-out of our Project 2004 profit improvement and cost containment initiative, increased insurance expense, increased foreclosed property costs and merger-related expenses associated with the pending merger with National City Corporation. In addition, non-interest expense for 2003 reflected increased expense associated with the Company's investment in a community reinvestment fund, higher commissions expense related to mortgage banking activities and a severance charge recognized in the first quarter of 2003. See "- Non-Interest Expense."

NET INTEREST INCOME

         Net interest income totaled $68.2 million, an increase of $3.4 million, or 5.2%, over 2002. Net interest income in 2002 totaled $64.9 million and increased 58.5% over 2001. The increase in net interest income in 2003 and 2002 was primarily attributable to an increase in average earning assets of 8.1% and 57.7%, respectively. The increase in earning assets in 2003 was largely due to internal growth whereas the increase in 2002 was primarily the result of acquisitions completed in 2001, supplemented by internal growth. In 2003, the net interest spread declined 7 basis points resulting in a net interest margin decline of 9 basis points from 2002. In 2002, the net interest spread increased 18 basis points and the net interest margin improved by 2 basis points from 2001. Net interest income in 2003 reflected a decrease in the average yield on earning assets of 68 basis points, while the average cost of interest-bearing liabilities declined 61 basis points. In 2002, net interest income reflected a decrease in the average yield on earning assets of 142 basis points, while the average cost of interest-bearing liabilities declined 160 basis points. Over the past three years, the net interest margin has been impacted by changes in balance sheet mix and fair market purchase accounting adjustments stemming from acquisitions which has affected the yields earned and rates paid on the underlying assets and liabilities. These factors, coupled with the decrease in general interest rates as a result of action undertaken by the Federal Reserve, compressed our net interest margin. As part of our overall interest rate risk management strategy, we have also entered into interest rate swap transactions. The interest rate swap portfolio reduced interest expense by $2.1 million in 2003, $1.6 million in 2002 and $1.4 million in 2001.

         The yield on loans decreased 69 basis points in 2003, 135 basis points in 2002 and 139 basis points in 2001, as a significant portion of our loan portfolio repriced as interest rates fell throughout 2003, 2002 and 2001. The cost of interest-bearing deposits decreased by 58 basis points in 2003 and 177 basis points in 2002 as deposits repriced as interest rates declined. Average borrowings increased $50.1 million in 2003 as an alternative funding source as loan growth exceeded deposit growth. The average rate paid on borrowings in 2003 decreased 83 basis points to 3.90%. The effects of changes in rates and average volumes is set forth in the table titled "Rate/Volume Analysis."

         Average earning assets increased $164.9 million, or 8.1%, in 2003 compared to an increase of $745.1 million, or 57.7%, in 2002 and an increase of $502.7 million, or 64%, in 2001. Average loans increased $199.6 million in 2003, or 12.7%, following increases of $531.3 million, or 51.3%, in 2002 as loan growth in our market has remained strong. The growth in average loans in 2002 also reflected the impact of acquisitions. The average balance of our securities portfolio (held-to-maturity and available-for-sale) decreased $34.1 million, or 7.6%, during 2003 which was primarily attributable to the disposition of the securities portfolio associated with the divestiture of Bank of Ste. Genevieve. Average investment securities represented 19% of earning assets in 2003 compared to 22% during 2002 and 18% in 2001. Average earning assets as a percentage of total assets was 91.5% in 2003 compared to 91.2% in 2002 and 92.3% in 2001.

         Average interest-bearing liabilities increased $120.9 million, or 6%, in 2003 compared to an increase of $701.6 million, or 59%, in 2002 and an increase of $463.3 million, or 64%, in 2001. Average interest-bearing deposits increased $70.8 million, or 5%, in 2003 compared to an increase of $528.3 million, or 56%, in 2002. In 2003, average certificates of deposit increased $70.4 million, or 8%, while average non interest-bearing demand deposit accounts increased $18.8 million, or 11%. Average savings deposits increased $1.4 million in 2003 and the average rate paid on these deposits decreased 96 basis points in 2003 compared to 2002 as a result of the continued decline in interest rates. In 2002, average certificates of deposit increased $235.9 million, or 39%, while average non interest-bearing demand deposit accounts increased $70.2 million, or 65%. The increases in average interest-bearing liabilities in 2003 was attributable to internal deposit growth from deposit promotions supplemented by greater utilization of short-term borrowings and Federal Home Loan Bank advances to fund loan growth. The increase in average interest-bearing liabilities in 2002 was the result of the business combination with Southside Bancshares and, to a lesser extent, the acquisition of five branches from Guardian Savings, supplemented by internal deposit growth.

         Average short-term borrowings increased $5.9 million in 2003 and $54.8 million in 2002. Average long-term borrowings increased to $286.6 million in 2003 from $242.4 million in 2002. During 2001, we issued $40.0 million in trust preferred securities, the majority of which is considered Tier 1 capital for regulatory purposes. The business combination with Southside Bancshares also increased our borrowings with the Federal Home Loan Bank by $76.0 million in 2001. See "- Liquidity Management."

         The following table presents the net interest income, net interest margin and net interest spread for the years 2003 through 2001. The table compares interest income and average interest-earning assets with interest expense and average interest-bearing liabilities.

                     DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                     Years Ended December 31,
=================================================================================================================================
                                                2003                            2002                            2001
----------------------------------------------------------------------------------------------------------------------- --------
                                                Interest                        Interest                        Interest
                                     Average     Earned/  Average    Average     Earned/  Average    Average     Earned/  Average
(Dollars in thousands)               Balance      Paid     Yield     Balance      Paid     Yield     Balance      Paid     Yield
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
 Loans (1)                         $1,767,118   $104,982    5.94%  $1,567,549   $103,853    6.63%  $1,036,299    $82,735   7.98%
 Taxable investment securities        384,335     11,524    3.00      415,935     17,591    4.23      215,780     12,049   5.58
 Non-taxable investment
  securities (2)                       33,042      1,387    4.20       35,536      1,485    4.18       13,182        614   4.66
 Federal funds sold and other
  investments                          15,914        188    1.18       16,475        276    1.68       25,143      1,025   4.08
--------------------------------------------------------           ---------------------           ---------------------
    Total interest-earning assets   2,200,409    118,081    5.37    2,035,495    123,205    6.05    1,290,404     96,423   7.47
Non interest-earning assets:
 Cash and due from banks               48,619                          39,283                          29,128
 Premises and equipment                45,198                          47,374                          25,150
 Other assets                         129,561                         127,815                          67,755
 Allowance for loan losses            (19,656)                        (18,121)                        (14,002)
---------------------------------------------                      ----------                      ----------
    Total assets                   $2,404,131                      $2,231,846                      $1,398,435
=============================================                      ==========                      ==========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing liabilities:
 Money market/NOW accounts         $  413,086   $  3,835    0.93%  $  414,057   $  6,327    1.53%  $  264,663    $ 7,836   2.96%
 Savings deposits                     213,903      2,828    1.32      212,474      4,836    2.28       69,495      1,984   2.85
 Certificates of deposit              563,558     14,721    2.61      566,591     17,364    3.06      431,279     22,074   5.12
 Certificates of deposit over
  $100,000                            204,836      5,269    2.57      175,201      5,764    3.29      115,319      5,705   4.95
 IRA certificates                      77,644      3,401    4.38       85,825      4,038    4.70       56,087      3,591   6.40
 Brokered deposits                     70,117      1,759    2.51       18,164        487    2.68        7,167        459   6.40
--------------------------------------------------------           ---------------------           ---------------------
    Total interest-bearing
     deposits                       1,543,144     31,813    2.06    1,472,312     38,816    2.64      944,010     41,649   4.41
 Federal funds purchased,
  repurchase agreements and
  other short-term borrowings         175,663      3,859    2.20      169,755      4,615    2.72      114,931      5,978   5.20
 Other borrowings                     229,382      8,674    3.78      185,198      9,389    5.07       96,339      5,124   5.32
 Guaranteed preferred beneficial
  interests in subordinated
  debentures                           57,250      5,487    9.58       57,250      5,487    9.58       27,661      2,730   9.87
--------------------------------------------------------           ---------------------           ---------------------
    Total interest-bearing
     liabilities                    2,005,439     49,833    2.48    1,884,515     58,307    3.09    1,182,941     55,481   4.69
--------------------------------------------------------           ---------------------           ---------------------
Non interest-bearing liabilities
 and equity:
 Demand deposits                      196,604                         177,813                         107,642
 Other liabilities                     13,319                          15,395                          11,278
 Shareholders' equity                 188,769                         154,123                          96,574
--------------------------------------------------------           ---------------------           ---------------------
    Total liabilities and
     shareholders' equity          $2,404,131                      $2,231,846                      $1,398,435
========================================================           =====================           =====================
Net interest income                             $ 68,248                        $ 64,898                         $40,942
========================================================           =====================           =====================
Net interest spread                                         2.89%                           2.96%                          2.78%
Net interest margin                                         3.10                            3.19                           3.17

(1) Average balances include non-accrual loans. Interest income includes loan origination fees.
(2) Presented at actual yield rather than tax-equivalent yield.

         The following table sets forth for the years indicated the changes in interest income and interest expense which were attributable to changes in average volume and changes in average rates:

                                                    RATE/VOLUME ANALYSIS

                                                 Year Ended December 31, 2003            Year Ended December 31, 2002
                                                        Compared to the                        Compared to the
                                                 Year Ended December 31, 2002            Year Ended December 31, 2001
===========================================================================================================================
                                                                           Net                                    Net
(In thousands)                                 Volume        Rate        Change       Volume        Rate         Change
---------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
  Loans                                      $  12,524    $  (11,395)  $   1,129    $   36,917   $  (15,799)  $   21,118
  Taxable investment securities                 (1,257)       (4,810)     (6,067)        9,018       (3,476)       5,542
  Non-taxable investment securities               (104)            6         (98)          942          (71)         871
  Federal funds sold and other
    investments                                     (9)          (79)        (88)         (277)        (472)        (749)
---------------------------------------------------------------------------------------------------------------------------
    Total interest income                       11,154       (16,278)     (5,124)       46,600      (19,818)      26,782
---------------------------------------------------------------------------------------------------------------------------
INTEREST PAID ON:
  Money market/NOW accounts                        (15)       (2,477)     (2,492)        3,266       (4,775)      (1,509)
  Savings deposits                                  31        (2,039)     (2,008)        3,323         (471)       2,852
  Certificates of deposit                          (93)       (2,550)     (2,643)        5,721      (10,431)      (4,710)
  Certificates of deposit over $100,000            884        (1,379)       (495)        2,363       (2,304)          59
  IRA certificates                                (371)         (266)       (637)        1,568       (1,121)         447
  Brokered deposits                              1,303           (31)      1,272           405         (377)          28
  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings                                     155          (911)       (756)        2,169       (3,532)      (1,363)
  Other borrowings                               1,967        (2,682)       (715)        4,517         (252)       4,265
  Guaranteed preferred beneficial
    interests in subordinated debentures             -             -           -         2,841          (84)       2,757
---------------------------------------------------------------------------------------------------------------------------
      Total interest expense                     3,861       (12,335)     (8,474)       26,173      (23,347)       2,826
---------------------------------------------------------------------------------------------------------------------------
      Net interest income                    $   7,293    $   (3,943)  $   3,350    $   20,427   $    3,529   $   23,956
===========================================================================================================================

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the changes in each. Interest on non-accruing loans is not included for purposes of the table above.

NON-INTEREST INCOME

         Non-interest income totaled $26.9 million in 2003 compared to $23.3 million in 2002 and $14.8 million in 2001. The growth in non-interest income in 2003 was primarily attributable to a 17.7% increase in mortgage banking revenues as loan originations were at record levels, an increase in wealth management fees of 74.1%, and an increase in securities gains of $1.1 million, or 24.7%. In addition, non-interest income in 2003 included gains of approximately $765,000 related to the sale of branch real estate and settlement of a claim from a prior acquisition. The increase in non-interest income in 2002 was the result of a $1.0 million increase in mortgage banking revenue, a $1.5 million increase in gains on the sale of securities and a $2.4 million increase in service charges on deposit accounts. Non-interest income in 2002 included a $600,000 gain on the sale of a pool of mortgage loans acquired in the Southside acquisition in September 2001.

         Mortgage banking revenues totaled $5.4 million in 2003, $4.6 million in 2002 and $3.6 million in 2001. Mortgage banking revenues in 2003 and 2002 benefited from lower market interest rates, which led to record levels of mortgage refinancings in 2003 and 2002.

         Service charges on deposit accounts totaled $7.1 million in 2003 compared to $7.0 million in 2002 and $4.6 million in 2001. The increase in 2002 was primarily due to additional branch locations generating a larger base of transaction deposits, as well as ongoing enhancements in our deposit account fee structure.

         Wealth management fees increased 74.1% in 2003, to $4.7 million and 119.0% in 2002 reflecting the acquisition of Allegiant Investment Counselors in the fourth quarter of 2002. Wealth management fees in 2003 also benefited from favorable market conditions resulting in increases in the market value of assets under administration on which some fees are based.

         In 2003, we realized $5.3 million in gains on the sale of securities compared to $4.3 million in 2002 and $2.7 million in 2001. Securities gains recognized in 2003 and 2002 reflected a continuation of our strategy to increase the duration of our securities portfolio in response to changes in market interest rates and to provide a funding source for loan growth. These transactions consisted primarily of selling mortgage-backed securities of which the durations had shortened and the value of which had appreciated due to the decline in overall interest rates, and buying longer duration securities. The investment portfolio is a primary tool we use to manage interest rate risk exposure. We designate most securities purchased as available-for-sale, which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

NON-INTEREST EXPENSE

         Non-interest expense totaled $53.5 million in 2003 compared to $47.7 million in 2002 and $30.1 million in 2001. The increase in non-interest expense in 2003 primarily reflected the ongoing expenses related to the acquisition of Investment Counselors, Incorporated in the fourth quarter of 2002, increased professional fees associated with the roll-out of our Project 2004 profit improvement and cost containment initiative, increased insurance expense, increased foreclosed property costs and merger-related expenses associated with the pending merger with National City Corporation. In addition, non-interest expense in 2003 reflected increased expense associated with our investment in a community reinvestment fund, higher commission expense related to mortgage banking activities and a severance charge recognized in the first quarter of 2003. The increase in non-interest expense in 2002 was primarily the result of a full year of operating costs associated with branch network acquired in our business combination with Southside in September 2001, as well as the five branches acquired from Guardian Savings in December 2001. Our efficiency ratio for 2003 was 56.2%, compared to 54.0% in 2002.

         Salaries and employee benefits increased to $26.3 million in 2003 compared to $25.4 million in 2002 and $16.5 million in 2001. Average full-time equivalent employees for 2003 were 512 compared to 551 in 2002 and 369 in 2001. At December 31, 2003, we had 527 full-time equivalent employees.

         Furniture and equipment expenses totaled $3.4 million in 2003 compared to $3.3 million in 2002 and $2.1 million in 2001. Occupancy expenses totaled $4.4 million in 2003 compared to $3.9 million in 2002 and $2.4 million in 2001. Increases in occupancy and furniture and equipment expenses in 2003 were primarily due to the centralization of our new wealth management division at one location, which has enabled us to more effectively serve our customers, and the relocation of our headquarters facility. The increase in 2002 reflected additional costs associated with operating the Southside and Guardian Savings branches acquired in 2001.

         Other real estate owned expense totaled $2.5 million in 2003 compared to $1.2 million in 2002 and $0.2 million in 2001, primarily reflecting costs and write downs associated with maintaining four properties, one of which was sold prior to December 31, 2002 and another which was sold in the third quarter of 2003.

         Expense for the amortization of intangible assets totaled $1.0 million in 2003, $1.1 million in 2002 and $1.2 million in 2001. See Note 1 to our consolidated financial statements.

         Other non-interest expense totaled $14.0 million in 2003 compared to $11.6 million in 2002 and $7.1 million in 2001. The increase in other non-interest expense in 2003 reflected increased professional fees associated with the roll-out of our Project 2004 profit improvement and cost containment initiative, higher insurance expense and increased expense associated with the Company's investment in a community reinvestment fund. The increase in 2002 was associated with our acquisitions in late 2001 which resulted in an increase in employees, an increase in the number of deposit and loan accounts, and an increase in physical locations compared to prior years.

         The following table sets forth our summary of non-interest income and non-interest expense for the years indicated:

                                                                   Years Ended December 31,
        ==================================================================================================
        (In thousands)                                     2003              2002              2001
        --------------------------------------------------------------------------------------------------
        NON-INTEREST INCOME:
          Service charges on deposits                    $     7,148      $     7,048       $     4,629
          Mortgage banking revenues                            5,410            4,595             3,552
          Net gain on sale of securities                       5,329            4,272             2,725
          Wealth management fees                               4,705            2,702             1,234
          Bank-owned life insurance                            1,829            1,908             1,182
          Gain on sale of mortgage loans                           -              701                 -
          Other non-interest income                            2,480            2,095             1,481
        --------------------------------------------------------------------------------------------------
            Total non-interest income                    $    26,901      $    23,321       $    14,803
        ==================================================================================================
        NON-INTEREST EXPENSE:
          Salaries and employee benefits                 $    26,335      $    25,389       $    16,455
          Occupancy                                            4,362            3,862             2,361
          Furniture and equipment                              3,398            3,338             2,113
          Other real estate owned                              2,489            1,236               161
          Telecommunications                                   1,004            1,129               706
          Amortization of intangibles                          1,041            1,083             1,182
          Merger-related expense                                 874                -                 -
          Other non-interest expense                          13,962           11,634             7,092
        --------------------------------------------------------------------------------------------------
            Total non-interest expense                   $    53,465      $    47,671       $    30,070
        ==================================================================================================

INCOME TAXES

         Income taxes for each year ended December 31, 2003 and 2002 totaled $10.6 million, and $7.6 million in 2001. The effective tax rate in 2003 was 32% compared to 33% in 2002 and 37% in 2001. The decrease in the effective tax rate from 2001 was primarily due to the increased utilization of tax credits coupled with a tax benefit associated with the charitable donation of a building acquired in the Southside transaction.

BALANCE SHEET ANALYSIS

SECURITIES PORTFOLIO

         Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities at the time of purchase into one of these two categories. At December 31, 2003, held-to-maturity securities totaled $9.3 million, representing those securities we intend to hold to maturity. Securities designated as available-for-sale totaled $357.2 million, representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns. At December 31, 2003, the net unrealized loss in the available-for-sale securities portfolio totaled $2.2 million compared to a net unrealized gain of $3.9 million at December 31, 2002.

         For purposes of this discussion, held-to-maturity and available-for-sale securities are referred to as the securities portfolio. At December 31, 2003, the securities portfolio totaled $366.5 million, a decrease of 19.5% from the preceding year. As a percentage of earning assets, securities were 16.7% at December 31, 2003 compared to 20.9% in 2002 and 23.9% in 2001. This decrease from 2002 was primarily attributable to the disposition of the securities portfolio associated with the divestiture of Bank of Ste. Genevieve.

         The carrying value and approximate fair value of investment securities at December 31, 2003, 2002 and 2001, were as follows:

                                      Securities Available-for-Sale                    Securities Held-to-Maturity
                                            December 31, 2003                               December 31, 2003
============================================================================================================================
                                           Gross       Gross                                Gross       Gross
                             Amortized   Unrealized  Unrealized     Fair      Amortized   Unrealized  Unrealized    Fair
(In thousands)                  Cost       Gains       Losses       Value        Cost       Gains       Losses      Value
----------------------------------------------------------------------------------------------------------------------------
U.S. government and
  agency securities          $ 150,200   $     345   $  (2,335)  $ 148,210     $      -    $      -    $      -    $      -
State and municipal
  securities                    20,264         351         (63)     20,552        9,236         183          (1)      9,418
Mortgage-backed
  securities                   153,360         231        (918)    152,673           66           2           -          68
Federal Home Loan Bank
  stock                         19,153           -           -      19,153            -           -           -           -
Other securities                16,419         202         (14)     16,607            -           -           -           -
----------------------------------------------------------------------------------------------------------------------------
    Total                    $ 359,396   $   1,129   $  (3,330)  $ 357,195     $  9,302    $    185    $     (1)   $  9,486
============================================================================================================================



                                      Securities Available-for-Sale                    Securities Held-to-Maturity
                                            December 31, 2002                               December 31, 2002
============================================================================================================================
                                           Gross       Gross                                Gross       Gross
                             Amortized   Unrealized  Unrealized     Fair      Amortized   Unrealized  Unrealized    Fair
(In thousands)                  Cost       Gains       Losses       Value        Cost       Gains       Losses      Value
----------------------------------------------------------------------------------------------------------------------------
U.S. government and
  agency securities          $ 191,225   $   1,653   $    (424)  $ 192,454     $      -    $      -    $      -    $      -
State and municipal
  securities                    22,917         467           -      23,384       16,578         268          (3)     16,843
Mortgage-backed
  securities                   185,647       2,140           -     187,787          455           2           -         457
Federal Home Loan Bank
  stock                         17,734           -           -      17,734            -           -           -           -
Other securities                16,671         210        (191)     16,690            -           -           -           -
----------------------------------------------------------------------------------------------------------------------------
    Total                    $ 434,194   $   4,470   $    (615)  $ 438,049     $ 17,033    $    270    $     (3)   $ 17,300
============================================================================================================================


                                      Securities Available-for-Sale                    Securities Held-to-Maturity
                                            December 31, 2001                               December 31, 2001
============================================================================================================================
                                           Gross       Gross                                Gross       Gross
                             Amortized   Unrealized  Unrealized     Fair      Amortized   Unrealized  Unrealized    Fair
(In thousands)                  Cost       Gains       Losses       Value        Cost       Gains       Losses      Value
----------------------------------------------------------------------------------------------------------------------------
U.S. government and
  agency securities          $ 131,263   $     656   $    (429)  $ 131,490     $  2,024    $      7    $      -    $  2,031
State and municipal
  securities                    17,429          99        (213)     17,315       21,143          49        (138)     21,054
Mortgage-backed
  securities                   259,472       2,132      (3,124)    258,480        1,432          15           -       1,447
Federal Home Loan Bank
  stock                         15,228           -           -      15,228            -           -           -           -
Other securities                16,484         184        (143)     16,525            -           -           -           -
----------------------------------------------------------------------------------------------------------------------------
    Total                    $ 439,876   $   3,071   $  (3,909)  $ 439,038     $ 24,599    $     71    $   (138)   $ 24,532
============================================================================================================================

         Maturities and yield information of the investment securities portfolio as of December 31, 2003 were as follows:

                                       SECURITIES PORTFOLIO--MATURITIES AND YIELDS(1)
============================================================================================================================
                                           Weighted    Over One     Weighted   Over Five   Weighted               Weighted
                               One Year     Average     Through     Average     Through     Average   Over Ten     Average
(Dollars in thousands)          or Less      Yield    Five Years     Yield     Ten Years     Yield      Years       Yield
----------------------------------------------------------------------------------------------------------------------------
U.S. government and
  agency securities            $   25,727    3.22%    $  122,483     3.27%     $      -         -%    $       -        -%
State and municipal
  securities                        4,535    4.79         19,359     4.61         5,894      4.08             -        -
Mortgage-backed securities         22,722    4.60        130,017     4.13             -         -             -        -
Other securities                   10,448    3.24          2,575     7.23             -         -         2,122    10.01
----------------------------------------------------------------------------------------------------------------------------
  Total                        $   63,432    3.56     $  274,434     3.81      $  5,894      4.08     $   2,122    10.01
============================================================================================================================
Federal Home Loan Bank
  stock                                                                                               $  19,153
                                                                                                      =========
Other securities with no
  stated maturities                                                                                   $   1,462
                                                                                                      =========
Total securities portfolio                                                                            $ 366,497     3.62%
                                                                                                      =========

---------
(1) Maturities are shown in this table by expected maturity. Expected maturities may differ from contractual maturities due to the right to call or prepay obligations. Presented at actual yield rather than tax equivalent yield.

LOANS

         Loans historically have been the primary component of our earning assets. At December 31, 2003, loans totaled $1.8 billion, an increase of 8.0% from year-end 2002 as loan growth in our market remained strong. At December 31, 2002, loans totaled $1.7 billion, an increase of 19.9% from year-end 2001. The increase in loans from December 31, 2002 was partially offset by the March 31, 2003 divestiture of Bank of Ste. Genevieve, which at the time of disposition reported total loans of $43.5 million. Average loans increased 12.7% during 2003 compared to a 51.3% increase in 2002. Much of the increase in average loan balances in 2002 was due to acquisitions completed in 2001. Substantially all of our loans were originated in our primary market areas. We have no foreign loans and a minor amount of participations purchased.

         In 2003, commercial real estate loans increased $135.8 million, or 19.5%, to $833.3 million and one- to four-family residential loans decreased $24.2 million, or 6.9%, to $327.9 million. Commercial loans decreased $30.9 million, or 9.8%, in 2003, and real estate construction loans increased $43.2 million, or 15.6%.

         Management has continued to emphasize growth in commercial and commercial real estate categories in order to focus on the more profitable commercial relationships. In addition to the commercial and commercial real estate loans added from the Southside Bancshares acquisition in 2001, the growth in the commercial sector was accomplished by hiring additional commercial lending personnel and directing existing staff toward commercial relationship procurement. Since the beginning of 1998, and in part as a result of opportunities that resulted from the consolidation of the St. Louis banking market, we have hired several commercial lending professionals, including a senior credit officer, who average more than 15 years of commercial lending experience in the St. Louis metropolitan area. This has enabled us to achieve our objective of diversifying our commercial loan portfolio by adding customers in a wide variety of businesses. As these local loan officers have joined our banking team, we have benefited from their existing customer relationships, as well as their local banking expertise. Our target lending customers are closely-held small to midsize businesses requiring credit ranging in size from $1.0 million to $3.0 million, although we make larger loans based upon the needs of our business customers and consistent with our loan policy and applicable laws and regulations.

         Commercial real estate loans comprised 45.3% of the loan portfolio at year-end 2003, 41.0% at year-end 2002 and 42.8% at year-end 2001. Traditional commercial loans comprised 15.4% of the portfolio at year-end 2003, 18.5% at year-end 2002 and 18.0% at year-end 2001. Real estate construction loans comprised 17.4% of the portfolio at year-end 2003, 16.3% at year-end 2002 and 11.6% at year-end 2001. One- to four-family residential loans represented 17.8% of total loans, including held-for-sale loans of $8.8 million at year-end 2003 and 20.7% at year-end 2002 compared to 22.1% of total loans at year-end 2001.

         An increase in the commercial sector contributed to the majority of our loan growth in 2002 compared to 2001. Commercial real estate loans increased $89.9 million, or 14.8%, to $697.4 million at year-end 2002 compared to $607.6 million at year-end 2001. Construction loans increased $112.2 million, or 68.1%, in 2002, totaling $277.0 million at year-end 2002 compared to $164.8 million at year-end 2001. The increases in construction loans were primarily due to increases in loans to St. Louis area home builders. Traditional commercial loans increased $59.5 million, or 23.3%, in 2002 and $90.1 million, or 54.6%, in 2001.

         Consumer loans totaled $75.4 million at December 31, 2003 compared to $63.2 million and $79.7 million at December 31, 2002 and 2001, respectively. Consumer loans do not comprise a large percentage of our loan portfolio (4.1% at December 31, 2003), but are an important product which allows us to meet the lending needs of individuals within the St. Louis community and will be an area of major focus in 2004 as we expand our emphasis in the retail sector.

         The following table summarizes the composition of our loan portfolio at the dates indicated:

                                           LOAN PORTFOLIO - TYPES OF LOANS

                                                                         December 31,
=====================================================================================================================
(In thousands)                                 2003           2002           2001           2000           1999
---------------------------------------------------------------------------------------------------------------------
Commercial, financial, agricultural,
  municipal and industrial development     $   283,790    $   314,703    $   255,181    $   165,107    $   150,259
Real estate - construction                     320,235        277,018        164,831        124,517         65,310
Real estate - mortgage:
  One- to four-family residential              327,942        352,136        313,547        193,490        141,264
  Multi-family and commercial                  833,252        697,430        607,550        295,678        235,158
Consumer and other                              75,362         63,231         79,749         35,975         24,152
Less unearned income                            (1,118)        (1,609)        (1,062)          (796)          (952)
---------------------------------------------------------------------------------------------------------------------
  Total loans (1)                          $ 1,839,463    $ 1,702,909    $ 1,419,796    $   813,971    $   615,191
=====================================================================================================================

 (1) We had no outstanding foreign loans at the dates reported.

                                LOAN PORTFOLIO - MATURITIES AND SENSITIVITIES OF LOANS

                                                                    December 31, 2003
=====================================================================================================================
                                     Maturing in
                                      One Year      Maturing After One Year        Maturing After
                                       or Less        through Five Years             Five Years
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                     Fixed Rate     Variable     Fixed Rate    Variable       Total
---------------------------------------------------------------------------------------------------------------------
Commercial, financial,
  agricultural, municipal and
  industrial development             $  157,610    $   51,794   $   68,417    $    4,094    $    1,875   $   283,790
Real estate - construction              233,218         5,551       81,274            51           141       320,235
Real estate - mortgage:
  One- to four-family residential       153,691        67,249       32,508        13,213        61,281       327,942
  Multi-family and commercial           342,883       246,895      228,944        12,033         2,497       833,252
Consumer and other                       20,246        38,603        5,105        11,355            53        75,362
Less unearned income                       (551)         (249)        (253)          (25)          (40)       (1,118)
---------------------------------------------------------------------------------------------------------------------
  Total loans                        $  907,097    $  409,843   $  415,995    $   40,721    $   65,807   $ 1,839,463
=====================================================================================================================

ASSET QUALITY

         Nonperforming assets, consisting of loans past due 90 days or greater, non-accrual loans, restructured loans and other real estate owned, totaled $19.4 million at December 31, 2003 compared to $16.3 million at December 31, 2002 and $20.1 million at December 31, 2001. At December 31, 2003, nonperforming assets represented 0.79% of total assets compared to 0.68% of total assets at December 31, 2002 and 0.93% of total assets at December 31, 2001. Non-accrual loans were $15.7 million at December 31, 2003 compared to $12.9 million at December 31, 2002 and $14.5 million at December 31, 2001. As of December 31, 2003, 68%, or $10.6 million, of our non-accrual loans were comprised of six relationships. Loans delinquent 90 days or more but still accruing, were $2.3 million at year-end 2003 compared to $2.3 million and $5.1 million at December 31, 2002 and 2001, respectively. Other real estate owned at December 31, 2003 totaled $1.4 million compared to $611,000 and $370,000 at December 31, 2002 and 2001, respectively. At December 31, 2003 other real estate owned was primarily comprised of two hotel properties pending sale.

         We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and our internal loan review staff. Various regulatory agencies also periodically review, as an integral part of their examination process, our allowance for loan losses. We believe that our allowance for loan losses at December 31, 2003 was adequate to absorb losses inherent in the loan portfolio.

         The following table summarizes, for the periods presented, nonperforming assets by category:

                               RISK ELEMENTS--NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                           December 31,
========================================================================================================================
(Dollars in thousands)                          2003            2002           2001            2000           1999
------------------------------------------------------------------------------------------------------------------------
Commercial, financial, agricultural,
  municipal and industrial development:
    Past due 90 days or more                $       701    $       674     $       196    $       752     $         -
    Non-accrual                                   6,567          4,521           1,118            222             379
    Restructured terms                                -             40              54              -               -

Real estate - construction:
    Past due 90 days or more                        174            540               -             15               -
    Non-accrual                                   2,841            287           2,622              -               -
    Restructured terms                                -              -               -              -               -

Real estate - mortgage:
  One- to four-family residential:
    Past due 90 days or more                      1,102            820           1,050          1,179              22
    Non-accrual                                   1,871          3,608           1,698            414             178
    Restructured terms                                -            324               -              -               -
  Multi-family and commercial:
    Past due 90 days or more                        177            151           3,643            304               -
    Non-accrual                                   4,142          4,205           8,892              -               -
    Restructured terms                                -              -               -              -               -

Consumer and other, net of unearned
  income:
    Past due 90 days or more                        106            152             222             59               -
    Non-accrual                                     313            317             215            178              49
    Restructured terms                                -              -               -              -               -
------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                        17,994         15,639          19,710          3,123             628
------------------------------------------------------------------------------------------------------------------------
Other real estate owned                           1,358            611             370            191             402
------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                  $    19,352    $    16,250     $    20,080    $     3,314     $     1,030
========================================================================================================================
Balance sheet information (at year-end):
  Total assets                              $ 2,452,830    $ 2,404,316     $ 2,170,479    $ 1,135,724     $   728,492
  Loans outstanding                           1,839,463      1,702,909       1,419,796        813,971         615,191
  Shareholders' equity                          198,560        167,242         138,068         77,806          47,991
  Allowance for loan losses                      19,718         19,567          18,905         11,433           8,315

Ratios:
  Nonperforming loans to total loans               0.98%          0.92%           1.39%          0.38%           0.10%
  Nonperforming assets to total assets             0.79           0.68            0.93           0.29            0.14
  Nonperforming loans to shareholders'
    equity                                         9.06           9.35           14.28           4.01            1.31
  Allowance for loan losses to total
    loans                                          1.07           1.15            1.33           1.40            1.35
  Allowance for loan losses to
    nonperforming loans                          109.58         125.12           95.92         366.09        1,324.20

ALLOWANCE FOR LOAN LOSSES

         Our allowance for loan losses totaled $19.7 million at December 31, 2003, $19.6 million at December 31, 2002 and $18.9 million at December 31, 2001. The provision for loan losses was $8.3 million in 2003 compared to $8.6 million in 2002 and $5.0 million in 2001. The allowance for loan losses equaled 1.07% of total loans at December 31, 2003 compared to 1.15% at December 31, 2002 and 1.33% at December 31, 2001. Net charge-offs in 2003 totaled $7.4 million compared to $7.9 million in 2002 and $5.0 million in 2001. As a percentage of average loans, net charge-offs were 0.42% in 2003 compared to 0.51% in 2002 and 0.48% in 2001.

         Net charge-offs in 2003 were primarily isolated within seven relationships that comprised approximately 70% of total net charge-offs and we believe that they are not reflective of an overall deterioration in credit quality or underwriting standards. Action taken during the year to resolve these problem credits coupled with strong loan growth, lowered our ratio of allowance for loan losses to total loans from 1.15% at December 31, 2002 to 1.07% at December 31, 2003 in light of our assessment of credit risk within the remaining portfolio. At December 31, 2003, our allowance for loan losses represented 110% of nonperforming loans compared to 125% at December 31, 2002.

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

         The allowance for loan losses is provided at a level considered adequate to provide for inherent loan losses. We continually monitor the quality of our loan portfolio to ensure timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. As mentioned previously, six relationships comprised $10.6 million, or 68%, of our non-accrual loans as of December 31, 2003. We believe that our allowance was adequate to absorb losses inherent in the loan portfolio as of that date.

         The following table summarizes the allocation of the allowance for loan losses by major category and identifies the percentage of each loan category to the total loan portfolio balance:

                                        ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                     December 31,
=============================================================================================================================
                                  2003                2002                2001               2000                1999
-----------------------------------------------------------------------------------------------------------------------------
                                       Loans              Loans               Loans               Loans               Loans
                                      as % of            as % of             as % of             as % of             as % of
                           Allocated   Total   Allocated  Total    Allocated  Total    Allocated  Total   Allocated   Total
(Dollars in thousands)     Reserves    Loans   Reserves   Loans    Reserves   Loans    Reserves   Loans   Reserves    Loans
-----------------------------------------------------------------------------------------------------------------------------
Commercial, financial,
 agricultural, municipal
 and industrial
 development               $  5,502     15.4%  $  4,768    18.5%   $  4,038    18.0%   $  1,943    20.3%  $  2,082     24.4%
Real estate - construction    2,171     17.4      2,819    16.2       2,734    11.6       2,091    15.3        649     10.6
Real estate - mortgage:
One- to four-family
 residential                  3,258     17.8      3,721    20.7       3,040    22.1       1,923    23.8      1,712     22.9
Multi-family and
 commercial                   8,431     45.3      7,927    40.9       7,437    42.7       4,749    36.2      3,208     38.2
Consumer and other              356      4.1        332     3.7         463     5.6         258     4.4        239      3.9
Unallocated                       -        -          -       -       1,193       -         469       -        425        -
-----------------------------------------------------------------------------------------------------------------------------
  Total                    $ 19,718    100.0%  $ 19,567   100.0%   $ 18,905   100.0%   $ 11,433   100.0%  $  8,315    100.0%
=============================================================================================================================

         The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

                                  SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                          Years Ended December 31,
===========================================================================================================================
(Dollars in thousands)                                 2003           2002          2001           2000          1999
---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses (beginning of year)     $     19,567    $    18,905   $    11,433    $     8,315   $     6,442
Loans charged off:
  Commercial, financial, agricultural
    municipal and industrial development                (5,997)        (2,746)       (3,353)          (315)         (504)
  Real estate - construction                              (359)        (1,223)       (1,480)           (75)            -
  Real estate - mortgage:
    One- to four-family residential                     (1,613)        (1,690)         (149)          (722)         (160)
    Multi-family and commercial                           (474)        (2,996)         (685)           (45)          (23)
  Consumer and other                                      (473)          (454)          (81)          (272)         (173)
---------------------------------------------------------------------------------------------------------------------------
    Total loans charged off                             (8,916)        (9,109)       (5,748)        (1,429)         (860)
---------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial, financial, agricultural
    municipal and industrial development                   805            992           314             31            67
  Real estate - construction                                 2             10             -              -             -
  Real estate - mortgage:
    One- to four-family residential                         54             57           163             12            95
    Multi-family and commercial                            523              4            32              -            10
  Consumer and other                                       165            109           217             24            15
---------------------------------------------------------------------------------------------------------------------------
    Total recoveries                                     1,549          1,172           726             67           187
---------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                   (7,367)        (7,937)       (5,022)        (1,362)         (673)
---------------------------------------------------------------------------------------------------------------------------
Acquired subsidiary balance                                  -              -         7,494            980             -
Divested subsidiary balance                               (756)             -             -              -             -
Provision for loan losses                                8,274          8,599         5,000          3,500         2,546
---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses (end of year)           $     19,718    $    19,567   $    18,905    $    11,433   $     8,315
===========================================================================================================================

Loans outstanding:
  Average                                         $  1,767,118    $ 1,567,549   $ 1,036,299    $   712,884   $   551,189
  End of year                                        1,839,463      1,702,909     1,419,796        813,971       615,191

Ratios:
  Net charge-offs to average loans                        0.42%          0.51%         0.48%          0.19%         0.12%
  Net charge-offs to provision for loan losses           89.04          92.30        100.44          38.91         26.43
  Provision for loan losses to average loans              0.47           0.55          0.48           0.49          0.46
  Allowance for loan losses to total loans                1.07           1.15          1.33           1.40          1.35

DEPOSITS

         Total deposits decreased $59.5 million, or 3.4%, to $1.7 billion in 2003 compared to $1.8 billion in 2002. While total deposits reflected a decrease from December 31, 2002, these deposit comparisons were affected by the March 31, 2003 divestiture of Bank of Ste. Genevieve which at the time of disposition reported deposits of approximately $93.9 million. Brokered certificates of deposit increased $34.9 million from December 31, 2002 as an alternative low cost means to fund loan growth. On July 11, 2003 we supplemented our deposit base when we completed the acquisition of a branch office of Heartland Bank, a federal savings association, which reported deposits approximating $20.0 million at that date. Average deposits for 2003 increased 5.4% to $1.7 billion compared to an increase of 57% in 2002. The increase in average deposits in 2003 was a result of efforts to grow commercial demand deposit balances and as part of our relationship expansion effort. Deposit growth in 2002 and 2001 was primarily the result of acquisitions coupled with internal growth as we offered several certificate of deposit promotions which were utilized as a cost-effective method of funding a portion of our loan growth.

                                                  DEPOSIT LIABILITY COMPOSITION

                                                                       December 31,
================================================================================================================================
                                          2003                               2002                              2001
--------------------------------------------------------------------------------------------------------------------------------
                                        Percent    Average                 Percent   Average                 Percent   Average
(Dollars in thousands)       Amount     of Total     Rate       Amount     of Total    Rate       Amount     of Total    Rate
--------------------------------------------------------------------------------------------------------------------------------
Demand deposits             $  193,450    11.3%        -%    $   215,529     12.2%        -%   $   201,216     11.9%       -%

Money market and
  NOW accounts                 407,928    23.9       0.9         408,261     23.1       1.5        415,535     24.6      3.0

Savings deposits               207,270    12.1       1.3         228,397     12.9       2.3        185,652     11.0      2.9

Certificates of deposit        549,192    32.1       2.6         570,915     32.3       3.1        602,295     35.7      5.1

Certificates of deposit
  over $100,000                180,431    10.6       2.6         202,086     11.4       3.3        195,048     11.6      5.0

IRA certificates                75,099     4.4       4.4          82,600      4.7       4.7         87,869      5.2      6.4

Brokered deposits over
  $100,000                      95,186     5.6       2.5          60,244      3.4       2.7              -        -        -
--------------------------------------------------           -----------------------           -----------------------
  Total deposits            $1,708,556   100.0%      2.1     $ 1,768,032    100.0%      2.6    $ 1,687,615    100.0%     4.4
==================================================           =======================           =======================


         AMOUNTS AND MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

=============================================================================
                                                              December 31,
(In thousands)                                                    2003
-----------------------------------------------------------------------------
Three months or less                                         $    85,484
Over three months through six months                              40,095
Over six months through twelve months                             69,939
Over twelve months                                                80,099
-----------------------------------------------------------------------------
         Total                                               $   275,617
=============================================================================

INTEREST RATE SENSITIVITY

         Our asset/liability strategy is to minimize the sensitivity of earnings to changes in interest rates while maintaining an acceptable net interest margin. Our asset/liability committee monitors the interest rate sensitivity of the balance sheet on a monthly basis. The committee reviews asset and liability repricing in the context of current and future interest rate scenarios affecting the economic climate in our market areas.

         Our pricing policy is that most earning assets and interest-bearing liabilities either be based on floating rates or have a fixed rate not exceeding five years. The real estate mortgage loans we hold, while having longer maturities, are comprised of one-, two- or three-year adjustable rate loans. The adjustable rate feature of these loans significantly reduces interest rate risk.

         The following table illustrates our estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2003:

                                                                Time to Maturity or Repricing
======================================================================================================================
                                            0 to 3         4 to 12          1 to 5          Over
(Dollars in thousands)                      Months          Months          Years          5 Years         Total
----------------------------------------------------------------------------------------------------------------------
Rate Sensitive Assets (RSA):
  Federal funds sold                    $       405     $         -     $         -     $         -    $       405
  Total securities                           33,331          34,138         255,278          43,750        366,497
  Total loans held for sale                   8,825               -               -               -          8,825
  Total loans                             1,167,635         272,477         392,781           6,570      1,839,463
  Bank-owned life insurance                       -          38,082               -               -         38,082
----------------------------------------------------------------------------------------------------------------------
    Total RSA                           $ 1,210,196     $   344,697     $   648,059     $    50,320    $ 2,253,272
======================================================================================================================
Rate Sensitive Liabilities (RSL):
  Money market accounts                 $   271,663     $         -     $         -     $         -    $   271,663
  NOW accounts                                6,756          20,301         109,208               -        136,265
  Savings                                    10,070          30,391         166,809               -        207,270
  Time deposits                             152,451         235,537         235,991             312        624,291
  Time deposits over $100,000                73,901          54,331          52,199               -        180,431
  Brokered certificates of deposit           21,293          45,994          27,899               -         95,186
  Fed funds purchased                        80,000               -               -               -         80,000
  Repurchase agreements                      61,897               -               -               -         61,897
  Bank debt                                       -          32,000               -               -         32,000
  Federal Home Loan Bank advances           110,008          55,031          79,690          62,887        307,616
  Guaranteed preferred beneficial
    interests in subordinated
    debentures                                    -               -               -          57,250         57,250
----------------------------------------------------------------------------------------------------------------------
Total RSL                                   788,039         473,585         671,796         120,449      2,053,869
Interest rate swaps                         (90,000)         18,000          72,000               -              -
----------------------------------------------------------------------------------------------------------------------
Net RSL                                 $   878,039     $   455,585     $   599,796     $   120,449    $ 2,053,869
======================================================================================================================
Periodic Information:
  Gap (RSA-RSL)                         $   332,157     $  (110,888)    $    48,263     $   (70,129)
  RSA/RSL                                    137.83%          75.66%         108.05%          41.78%
  RSA/total assets                            49.34           14.05           26.42            2.05
  RSL/total assets                            35.80           18.57           24.45            4.91
  Gap/total assets                            13.54           (4.52)           1.97           (2.86)
  Gap/RSA                                     27.45          (32.17)           7.45         (139.37)
Cumulative Information:
  Cumulative RSA                        $ 1,210,196     $ 1,554,893     $ 2,202,952     $ 2,253,272
  Cumulative RSL                            878,039       1,333,624       1,933,420       2,053,869
  Gap (RSA-RSL)                             332,157         221,269         269,532         199,403
  RSA/RSL                                    137.83%         116.59%         113.94%         109.71%
  RSA/total assets                            49.34           63.39           89.81           91.86
  RSL/total assets                            35.80           54.37           78.82           83.73
  Gap/total assets                            13.54            9.02           10.99            8.13
  Gap/RSA                                     27.45           14.23           12.24            8.85

         One method we use to manage our interest rate risk is a rate sensitivity gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. The analysis utilizes the interest rate repricing characteristics of the investment securities, loans, deposits and borrowings. Additionally, the impact of off-balance sheet interest rate swaps is considered. During any given time period, if the amount of rate sensitive liabilities exceeds the amount of rate sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates. We were positively gapped during most of 2003 which contributed to decreased interest spreads and margins as the Federal Reserve Board lowered market interest rates and our assets repriced faster than our liabilities.

         We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short and long term, we generally operate within guidelines set by our asset/liability policy and attempt to maximize our returns within an acceptable degree of risk. Our intention is to maintain a rate sensitive assets to rate sensitive liabilities ratio at the one-year time horizon of between 75% and 125%. Our position at December 31, 2003 was 117% compared to 121% at year-end 2002. We manage our gap position at the one-year horizon as well as monitor the cumulative gap position for succeeding time frames. Management has maintained the asset sensitive interest rate risk position based on expectations that future increases to interest rates are more likely than further interest rate cuts. This expectation is due primarily to the historically low level of interest rates experienced in 2003.

         Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our borrowers to repay their loans at a more rapid pace and certain mortgage-related investments to be prepaid earlier than projected. This could mitigate some of the expected benefits of falling rates when negatively gapped. Conversely, a rapid rise in rates could provide an opportunity to increase our margins and reduce the rate of repayment on our mortgage-related loans and investments, which would increase our returns. We apply hypothetical interest "rate shocks" up and down 100 and 200 basis points to our investment securities, loans, deposits, borrowings and off-balance sheet financial instruments based on the assumed cash flows. The earnings simulation model includes estimates related to how certain fee income, mortgage banking revenue in particular, may be affected by changes in interest rates. This revenue is generated from originating and selling residential mortgage loans and is highly sensitive to changes in interest rates. In general, low or declining interest rates typically lead to increased origination and sales income. Conversely, high or rising interest rates typically reduce mortgage loan demand.

         Financial instruments used to manage interest rate risk include investment securities, wholesale funding sources and interest rate swaps. The characteristics, such as maturities and repricing, of the investment securities portfolio and wholesale borrowings can be modified to manage our overall interest rate risk exposure. Interest rate swaps have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage, and improvement of the liquidity position.

         The following table shows the "rate shock" results of a simulation model as of December 31, 2003 that attempts to measure the effect of rising and falling interest rates over a two-year horizon in a rapidly changing rate environment.

                                                   +200 Basis Points       + 100 Basis Points      - 100 Basis Points
=========================================================================================================================
                                                   2003        2002         2003        2002        2003         2002
-------------------------------------------------------------------------------------------------------------------------
Percentage change in net income due to an
immediate change in interest rates over a
two-year time horizon                            +15.44       +8.13        +8.13%      -3.92%     -18.84%       -3.44%

         We use a sensitivity model that simulates these interest rate changes on our earning assets and interest-bearing liabilities. This process allows us to explore the complex relationships among the financial instruments in various interest rate environments.

         The preceding sensitivity analysis is based on numerous assumptions, including the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, we cannot assure you as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

         Interest rate exposure is measured by the potential impact on our income statement of changes in interest rates. We use information from our gap analysis and rate shock calculations as input to help manage our exposure to changing interest rates.

         We use our rate shock information to determine how much exposure we have to rapidly changing rates. Based on historical information and our assessment of future interest rate trends, we believe it is likely that rapidly rising rates would have a moderate positive impact on our results of operations. We also believe while rapidly falling rates could have a more significant negative impact on our results of operations, that the likelihood of a significant drop in rates is remote given the current low level of interest rates based on historical measures.

         We believe that more likely scenarios include gradual changes in interest rate levels. We continue to monitor our gap and rate shock analyses to detect changes to our exposure to fluctuating rates. We have the ability to shorten or lengthen maturities on newly acquired assets, sell investment securities, enter into derivative financial instruments, or seek funding sources with different maturities in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk.

         The following table summarizes our rate sensitivity position at December 31, 2003 by year of contractual maturity.

                                                                YEAR OF CONTRACTUAL MATURITY
================================================================================================================================
(Dollars in thousands)           2004          2005          2006           2007          2008       Thereafter       Total
--------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:
Fixed rate loans             $  307,995    $  190,210    $  124,429     $    8,941    $    7,653    $    6,546    $  645,774
    Average interest rate          6.71%         6.61%         6.36%          7.54%         6.51%         8.74%         6.64%
Variable rate loans          $  767,934    $  281,709    $   71,555     $   27,776    $   21,591    $   23,124    $1,193,689
    Average interest rate          5.12%         4.75%         4.82%          5.55%         5.22%         5.89%         5.04%
Loans held for sale          $    8,825    $        -    $        -     $        -    $        -    $        -    $    8,825
    Average interest rate          3.00%            -%            -%             -%            -%            -%        3.00%
Fixed rate securities        $   48,526    $   83,255    $  114,340     $   39,979    $   16,704    $   24,597    $  327,401
    Average interest rate          2.98%         3.27%         2.73%          3.30%         3.60%         4.55%         3.15%
Variable rate securities     $      597    $    1,568    $      647     $      601    $      465    $   35,218    $   39,096
    Average interest rate          3.37%         4.42%         2.13%          1.78%         1.87%         3.89%         3.84%
Federal funds sold and
  other investments          $      405    $        -    $        -     $        -    $        -    $        -    $      405
    Average interest rate          1.00%            -%            -%             -%            -%            -%         1.00%
Bank-owned life insurance    $   38,082    $        -    $        -     $        -    $        -    $        -    $   38,082
    Average interest rate          4.47%            -%            -%             -%            -%            -%         4.47%

RATE SENSITIVE LIABILITIES:
Non-interest bearing
  deposits                   $  193,450    $        -    $        -     $        -    $        -    $        -    $  193,450
Savings and interest
  bearing checking           $  339,181    $   68,104    $   68,699     $   69,302    $   69,912    $        -    $  615,198
    Average interest rate          0.99%         0.87%         0.87%          0.88%         0.88%            -%         0.94%
Time deposits                $  515,866    $  149,380    $   52,565     $   62,247    $   24,352    $      312    $  804,722
    Average interest rate          2.55%         3.32%         4.20%          4.51%         3.49%         3.79%         2.98%
Brokered certificates of
  deposit                    $   67,287    $   18,000    $    9,899     $        -    $        -    $        -    $   95,186
    Average interest rate          2.15%         2.41%         2.86%             -%            -%            -%         2.27%
Fixed interest rate
  borrowings                 $   90,417    $       43    $       46     $       49    $   79,552    $   59,509    $  229,616
    Average interest rate          2.58%         6.18%         6.19%          6.19%         5.29%         5.34%         4.24%
Floating rate borrowings     $   61,897    $  110,000    $        -     $        -    $        -    $        -    $  171,897
    Average interest rate          0.79%         1.15%            -%             -%            -%            -%         1.33%
Federal funds purchased      $   80,000    $        -    $        -     $        -    $        -    $        -    $   80,000
    Average interest rate          1.25%            -%            -%             -%            -%            -%         1.25%
Guaranteed preferred
  beneficial interests in
  subordinated debentures    $        -    $        -    $        -     $        -    $        -    $   57,250    $   57,250
                                      -%            -%            -%             -%            -%         9.26%         9.26%
RATE SENSITIVE DERIVATIVE
  FINANCIAL INSTRUMENTS:
Pay variable/received
  fixed interest rate swaps  $   60,000    $   30,000    $        -     $   42,000    $        -    $        -    $  132,000
    Average pay rate               2.59%         4.00%            -%          1.22%            -%            -%         2.47%
    Average receive rate           4.80%         5.11%            -%          3.13%            -%            -%         4.34%

LIQUIDITY MANAGEMENT

         Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. In addition, we periodically raise funds through brokered certificates of deposit. During 2003, we relied on internally generated deposit growth, deposits assumed in our acquisition of the Heartland Savings Branch and brokered certificates of deposit. At December 31, 2003 brokered certificates comprised 5.6% of our deposit base. Our capital position has been maintained through earnings retention and raising of capital. See "- Capital Resources."

         Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings as well as being a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to transact repurchase agreements using those securities. We also utilize borrrowing lines with various banks to meet short-term liquidity needs. Borrowing availability under these lines ranged from $10 million to $50 million. At December 31, 2003 we had established and fully utilized a $50 million line with National City.

         Net cash flows provided by operating activities totaled $5.6 million in 2003, $20.1 million in 2002 and $16.4 million in 2001. The critical elements of our net operating cash flows include net income, provision for loan losses, and depreciation and amortization. Cash provided by operating activities declined in 2003 primarily due to an increase in other assets which was directly related to a large purchase of state tax credits late in 2003.

         Net cash used in investing activities totaled $115.2 million in 2003, $257.1 million in 2002 and $155.3 million in 2001. Critical elements of these activities are loans and investment securities. Our loan portfolio growth in 2003 and 2002 was attributable to internal growth whereas loan growth in 2001 was largely due to acquisitions. Our securities portfolio, as a percentage of earning assets, has increased from 12.9% at December 31, 2001 to 16.7% at December 31, 2003, due primarily to acquisitions and management's decision to increase the securities portfolio to enhance our liquidity position.

         Net cash flows provided by financing activities totaled $128.3 million in 2003, $212.5 million in 2002 and $163.4 million in 2001. The critical elements of our financing activities are proceeds from stock issuances, Federal Home Loan Bank borrowings, deposits, short-term borrowings and guaranteed preferred beneficial interests in subordinated debentures (trust preferred securities). We have increased our use of Federal Home Loan Bank advances to fund asset growth because of their lower cost compared to deposits. Deposits, which are also used as a primary funding source, have grown due to our acquisitions and internal growth. We used trust preferred securities and bank borrowings to fund a portion of the purchase price of the Southside acquisition.

         We anticipate continued loan demand in our market area as the banking industry continues to consolidate. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We had a $406.3 million secured credit facility with the Federal Home Loan Bank as of December 31, 2003, of which $307.6 million was outstanding at year-end 2003.

         Average short-term borrowings increased to $175.7 million in 2003 compared to $169.8 million in 2002. The increase reflected our strategy of utilizing Federal Home Loan Bank borrowings, as well as federal funds purchased for short periods of time, to fund loan growth while continuing to systematically build our deposit base. Average short-term borrowings increased 3.5% from 2002 to 2003. We experienced strong loan demand during 2003 and 2002 and anticipate the continuation of this demand during 2004.

         The following table summarizes short-term borrowings for the periods indicated:

                                           AVERAGE SHORT-TERM BORROWINGS

                                                                Years Ended December 31,
===================================================================================================================
                                                 2003                     2002                      2001
-------------------------------------------------------------------------------------------------------------------
                                         Average      Average      Average     Average      Average      Average
(Dollars in thousands)                   Balance        Rate       Balance       Rate       Balance        Rate
-------------------------------------------------------------------------------------------------------------------
Federal funds purchased                $   15,279       1.28%    $   13,826      2.18%    $    1,516       3.20%
Securities sold under agreement
  to repurchase and other short-
  term borrowings                         160,384       2.28        155,929      2.77        113,415       5.23
----------------------------------------------------             ------------             -------------
    Total                              $  175,663       2.20     $  169,755      2.72     $  114,931       5.20
====================================================             ============             =============
Total maximum short-term
  borrowings outstanding at any
  month-end during the year            $  228,897                $  248,008               $  180,205


         The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2003.

=====================================================================================================================
                                                                                Payments Due In
                                                           ----------------------------------------------------------
                                                             One Year        One to        Three to      Over Five
(In thousands)                                 Total          or Less     Three Years     Five Years       Years
---------------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity         $    808,648    $    808,648   $        -      $        -    $        -
Time and brokered certificates
  of deposit                                    899,908         583,153      229,844          86,599           312
Short-term borrowings                           173,897         173,897            -               -             -
Federal Home Loan Bank advances                 307,616          55,000      110,831          80,830        60,955
Guaranteed preferred beneficial
  interests in subordinated debentures           57,250               -            -               -        57,250
Operating leases                                  6,561           1,271        2,111           1,242         1,937
---------------------------------------------------------------------------------------------------------------------
    Total                                  $  2,253,880    $  1,621,969   $  342,786      $  168,671    $  120,454
=====================================================================================================================

CAPITAL RESOURCES

         Total shareholders' equity was $198.6 million at December 31, 2003 compared to $167.2 million at year-end 2002. The increase in total equity was primarily the result of the common shares issued in connection with our secondary public stock offering completed in the second quarter of 2003, partially offset by the cost of treasury stock acquired in connection with the divestiture of Bank of Ste. Genevieve. In addition, the increase in shareholders' equity reflected earnings retention and issuance of common stock under various stock option and dividend reinvestment plans, offset by dividends paid during the year. On April 14, 2003, we completed a secondary public offering and issued 2.1 million shares of common stock at a public offering price of $16.50 per share. Net proceeds from the offering totaled $31.9 million. We contributed substantially all of the net proceeds to our wholly-owned subsidiary bank, Allegiant Bank, to strengthen the bank's capital position, to support the bank's anticipated loan growth and for other general corporate purposes. The bank used a portion of the capital contributed to temporarily reduce short-term indebtedness, which may be reborrowed, if necessary, to fund loan growth. We added the remaining proceeds that were not contributed to the bank to the funds we use for general corporate and working capital purposes of Allegiant Bancorp. On March 31, 2003, we divested Bank of Ste. Genevieve in exchange for approximately 974,150 shares of our common stock under our agreement with First Banks, Inc. As a result, we held treasury stock totaling $17.9 million at December 31, 2003. In 2002 the shareholders' equity also included $3.2 million related to the shares issued to acquire Investment Counselors in October 2002.

         Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. Our subsidiary banks also utilize their borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $32.0 million as of December 31, 2003.

         In recent years, we have issued brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At December 31, 2003, we had brokered certificates of deposit totaling $95.2 million. We had $60.2 million outstanding at December 31, 2002 and no brokered certificates of deposit at December 31, 2001. We may use brokered deposits in the future as a source of liquidity.

         In September 2001, our subsidiary Allegiant Capital Trust II, a Delaware statutory business trust, issued $40.0 million of trust preferred securities. Allegiant Capital Trust II invested all the proceeds from the sale of the trust preferred securities in our junior subordinated debentures. We used the net proceeds of $38.2 million from the sale of the junior subordinated debentures to fund a portion of the purchase price of Southside Bancshares.

         Dividends paid during 2003 were $0.34 per share, an increase of 30.8% compared to the $0.26 per share paid during 2002, which was an 8.3% increase over the $0.24 per share paid in 2001. Our dividend payout ratio was 21.1% in 2003 compared to 18.7% during 2002 and 16.0% in 2001. On October 13, 2003, the Company declared a regular quarterly dividend of $0.09 per share, which is payable January 15, 2004 to shareholders of record as of January 1, 2004. Because substantially all of the funds available for the payment of cash dividends are derived from Allegiant Bank, future cash dividends will depend primarily upon the bank's earnings, financial condition and need for funds, as well as government policies and regulations applicable to our subsidiary bank and us.

         We also analyze our capital and the capital position of our banks in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of December 31, 2003, we and our subsidiary bank exceeded all capital adequacy requirements. As of December 31, 2003 and 2002, Allegiant's and our subsidiaries' capital ratios were as follows:

                                                          December 31, 2003                 December 31, 2002
======================================================================================================================
                                                                       Allegiant                         Allegiant
                                                      Allegiant           Bank          Allegiant          Bank
----------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)                 10.98%           12.03%            9.97%           10.63%
Tier 1 capital (to risk-weighted assets)                10.00            11.05             8.75             9.56
Tier 1 capital (to average assets)                       8.47             9.37             7.07             7.78

STATEMENT BY MANAGEMENT

         The financial statements and related financial information presented herein were prepared by management in accordance with accounting principles generally accepted in the United States and include amounts that are based on management's best estimates and judgments. We maintain an accounting system and related controls that are sufficient to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded. The concept of reasonable assurance is based on the recognition that the cost of an accounting and control system must be related to the benefits derived. The accounting system and related controls are monitored by an internal audit program and by our independent auditors in accordance with auditing standards generally accepted in the United States. Our internal auditor and independent auditors meet regularly with the Audit Committee of our Board of Directors to ensure that respective responsibilities are being properly discharged and to discuss the results of examinations.

REPORT OF INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Allegiant Bancorp, Inc.

         We have audited the accompanying consolidated balance sheets of Allegiant Bancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiant Bancorp, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                            /s/ Ernst & Young LLP


St. Louis, Missouri
January 21, 2004

CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
=============================================================================================================
(Dollars in thousands)                                                          2003              2002
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                     $      65,371     $      41,890
Federal funds sold and other investments                                              405             5,241
Investment securities:
   Available-for-sale (at estimated market value)                                 357,195           438,049
   Held-to-maturity (estimated market value of $9,486
     and $17,300, respectively)                                                     9,302            17,033
Loans, net of allowance for loan losses of $19,718
  and $19,567, respectively                                                     1,819,745         1,683,342
Loans held for sale                                                                 8,825            40,666
Premises and equipment                                                             43,732            47,663
Goodwill                                                                           46,029            47,884
Other intangible assets                                                             8,834            10,132
Accrued interest and other assets                                                  93,392            72,416
-------------------------------------------------------------------------------------------------------------
     Total assets                                                           $   2,452,830     $   2,404,316
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing                                                     $     193,450     $     215,529
   Interest bearing                                                             1,239,489         1,290,173
   Certificates of deposit over $100,000                                          275,617           262,330
-------------------------------------------------------------------------------------------------------------
     Total deposits                                                             1,708,556         1,768,032
-------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                             173,897            94,882
Federal Home Loan Bank advances                                                   307,616           304,853
Guaranteed preferred beneficial interests in
  subordinated debentures                                                          57,250            57,250
Accrued expenses and other liabilities                                              6,951            12,057
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                                          2,254,270         2,237,074
-------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Common Stock, $0.01 par value - authorized
     30,000,000 shares; issued 18,503,379 shares and
     16,146,804 shares, respectively                                                  185               161
   Capital surplus                                                                156,624           119,933
   Retained earnings                                                               61,083            44,614
   Accumulated other comprehensive income (loss)                                   (1,432)            2,534
   Treasury stock, at cost, 974,150 shares                                        (17,900)                -
-------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                   198,560           167,242
-------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                             $   2,452,830     $   2,404,316
=============================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                          Years ended December 31,
===============================================================================================================
(In thousands, except per share data)                               2003            2002            2001
---------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                    $    104,982    $    103,853    $     82,735
  Investment securities                                               12,911          19,076          12,663
  Federal funds sold and overnight investments                           188             276           1,025
---------------------------------------------------------------------------------------------------------------
    Total interest income                                            118,081         123,205          96,423
---------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                            31,813          38,816          41,649
  Short-term borrowings                                                3,859           4,615           5,978
  Federal Home Loan Bank advances                                      8,674           9,389           5,124
  Guaranteed preferred beneficial interests in
    subordinated debentures                                            5,487           5,487           2,730
---------------------------------------------------------------------------------------------------------------
    Total interest expense                                            49,833          58,307          55,481
---------------------------------------------------------------------------------------------------------------
Net interest income                                                   68,248          64,898          40,942
Provision for loan losses                                              8,274           8,599           5,000
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   59,974          56,299          35,942
---------------------------------------------------------------------------------------------------------------
Non-interest income:
  Service charges on deposits                                          7,148           7,048           4,629
  Net gain on sale of securities                                       5,329           4,272           2,725
  Other income                                                        14,424          12,001           7,449
---------------------------------------------------------------------------------------------------------------
    Total non-interest income                                         26,901          23,321          14,803
---------------------------------------------------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits                                      26,335          25,389          16,455
  Occupancy and furniture and equipment                                7,760           7,200           4,474
  Other operating expenses                                            19,370          15,082           9,141
---------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                        53,465          47,671          30,070
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                            33,410          31,949          20,675
Provision for income taxes                                            10,550          10,552           7,553
---------------------------------------------------------------------------------------------------------------
Net income                                                      $     22,860    $     21,397    $     13,122
===============================================================================================================
Per share data:
  Basic earnings per share                                      $       1.34    $       1.36    $       1.26
  Diluted earnings per share                                            1.32            1.33            1.24

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

=================================================================================================================================
                                                                                                   Accu-
                                                                                                  mulated
                                                                                                   Other
                                                                                                  Compre-     Total
                                    Common Stock        Treasury Stock                            hensive     Share-    Compre-
                                -------------------- ---------------------  Capital    Retained    Income    holders'   hensive
(Dollars in thousands)            Shares      Par       Shares     Cost     Surplus    Earnings    (Loss)     Equity     Income
---------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2001          8,897,111  $   89          -   $      -   $  60,803  $  16,195   $    719  $  77,806
 Net income                              -       -          -          -           -     13,122          -     13,122   $ 13,122
 Change in net unrealized
  losses on available-for-sale
  securities, net of tax                 -       -          -          -           -          -     (1,265)    (1,265)    (1,265)
---------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                                                                   $ 11,857
=================================================================================================================================
 Issuance of common stock:
  Acquisition of Equality
   Bancorp, Inc.                  (103,857)     (1)         -          -        (921)         -          -       (922)
  Acquisition of Southside
   Bancshares Corp.              5,868,727      58          -          -      47,678          -          -     47,736
  Exercise of stock options        472,295       5          -          -       2,792          -          -      2,797
  Various stock issuance plans      75,290       1          -          -         887          -          -        888
 Cash dividends declared                 -       -          -          -           -     (2,094)         -     (2,094)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001      15,209,566  $  152          -          -   $ 111,239  $  27,223   $   (546) $ 138,068
=================================================================================================================================
 Net income                              -       -          -          -           -     21,397          -     21,397   $ 21,397
 Change in net unrealized
  gains on available-for-sale
  securities, net of tax                 -       -          -          -           -          -      3,080      3,080      3,080
---------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                                                                   $ 24,477
=================================================================================================================================
 Issuance of common stock:
  Acquisition of Investment
   Counselors, Inc.                194,610       2          -          -       3,160          -          -      3,162
  Exercise of stock options        570,620       5          -          -       4,499          -          -      4,504
  Various stock issuance plans     172,008       2          -          -       1,035          -          -      1,037
 Cash dividends declared                 -       -          -          -           -     (4,006)         -     (4,006)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002      16,146,804  $  161          -          -   $ 119,933  $  44,614   $  2,534  $ 167,242
=================================================================================================================================
 Net income                              -       -          -          -           -     22,860          -     22,860   $ 22,860
 Change in net unrealized
  gains on available-for-sale
  securities, net of tax                 -       -          -          -           -          -     (3,966)    (3,966)    (3,966)
---------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                       -          -                                                $ 18,894
=================================================================================================================================
 Issuance of common stock:
  Stock offering                 2,070,000      21          -          -      31,910          -          -     31,931
  Exercise of stock options        228,281       2          -          -       3,330          -          -      3,332
  Various stock issuance plans      58,294       1          -          -         723          -          -        724
 Repurchase of common stock              -       -   (974,150)   (17,900)          -          -          -    (17,900)
 Other                                   -       -          -          -         728          -          -        728
 Cash dividends declared                 -       -          -          -           -     (6,391)         -     (6,391)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003      18,503,379  $  185   (974,150)  $(17,900)  $ 156,624  $  61,083   $ (1,432) $ 198,560
=================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
========================================================================================================================
(In thousands)                                                            2003             2002              2001
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                         $     22,860     $     21,397      $     13,122
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                         5,519            4,494             3,338
      Provision for loan losses                                             8,274            8,599             5,000
      Net realized gains on securities available-for-sale                  (5,329)          (4,272)           (2,725)
      Other changes in assets and liabilities:
        Accrued interest receivable and other assets                      (20,304)          (4,036)           (4,530)
        Accrued expenses and other liabilities                             (5,441)          (6,075)            2,190
------------------------------------------------------------------------------------------------------------------------
           Cash provided by operating activities                            5,579           20,107            16,395
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Decrease in cash resulting from divestiture of subsidiary               (14,870)               -                 -
  Net cash received (paid) in acquisition of acquired
    branches                                                               19,260             (312)          100,015
  Proceeds from maturities of securities held-to-maturity                   4,400            7,566             5,677
  Purchases of investment securities held-to-maturity                           -                -              (507)
  Proceeds from maturities of securities available-for-sale               413,849          210,824            11,420
  Proceeds from sales of securities available-for-sale                    327,686          207,338            60,480
  Purchase of investment securities available-for-sale                   (706,263)        (408,208)         (195,044)
  Loans made to customers, net of repayments                             (155,569)        (269,556)         (127,242)
  Purchase of bank-owned life insurance, net                                 (615)          (2,242)           (6,380)
  Operating leases made to customers, net of repayments                         -              485             1,123
  Additions to premises and equipment, net                                 (3,087)          (2,974)           (4,804)
------------------------------------------------------------------------------------------------------------------------
           Cash used in investing activities                             (115,209)        (257,079)         (155,262)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                 13,746           80,417           111,105
  Net increase in short-term borrowings                                    80,600           21,855            32,676
  Net increase (decrease) in Federal Home Loan
    Bank advances                                                           2,763          108,662           (22,014)
  Proceeds from issuance of guaranteed preferred
    beneficial interests in subordinated debentures                             -                -            40,000
  Proceeds from issuance of common stock                                   35,987            5,541             3,685
  Payment of dividends                                                     (4,821)          (4,006)           (2,094)
------------------------------------------------------------------------------------------------------------------------
           Cash provided by financing activities                          128,275          212,469           163,358
------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                     18,645          (24,503)           24,491
  Cash and cash equivalents, beginning of period                           47,131           71,634            47,143
------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                           $     65,776     $     47,131      $     71,634
========================================================================================================================

See accompanying notes to consolidated financial statements.

NOTE 1. ACCOUNTING POLICIES:

         Basis of Presentation. The accompanying consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reporting practices applicable to the banking industry. All significant inter-company transactions and balances have been eliminated. The significant accounting policies are summarized below.

         Business. Our bank subsidiary, Allegiant Bank operates within one segment, the banking industry, and provides a full range of banking services to individual and corporate customers in the St. Louis, Missouri, metropolitan area. Our bank is subject to intense competition from other financial institutions. Our bank also is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

         Accounting Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications. Certain amounts presented in prior years have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income.

         Investment Securities. Securities are classified as held-to-maturity or available-for-sale. Only those securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Securities that are purchased with the intent to hold for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy or that may be sold to meet liquidity needs, are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, reported in accumulated other comprehensive income
(loss), a component of shareholders' equity. Interest and dividends on securities, including amortization of premium and accretion of discounts, are reported in interest income using the effective yield method. Realized securities gains or losses are reported in the consolidated statements of income. Gains and losses on securities are determined based on the specific identification method.

         Loans Held-for-Sale. In our lending activities, we originate residential mortgage loans intended for sale in the secondary market. Loans held-for-sale are carried at the lower of cost or fair value, which is determined on an aggregate basis. Fair value is determined on the basis of purchase commitment prices quoted in the respective secondary market for the type of loan held-for-sale. Gains or losses on the sale of loans held-for-sale are determined on a specific identification method.

         Loans. Interest income on loans is generally accrued on a simple interest basis. Loan fees and direct costs of loan originations are deferred and amortized over the estimated life of the loans under methods approximating the effective yield method.

         When, in management's opinion, interest on a loan will not be collected in the normal course of business or when either principal or interest is past due over 90 days, that loan is generally placed on non-accrual status. Past due status is determined based on the contractual terms of the loan. When a loan is placed on non-accrual status, accrued interest for the current year is reversed and charged against current earnings, and accrued interest from prior years is charged against the allowance for loan losses. Interest payments received on non-accrual loans are applied to principal if there is doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income. A loan remains on non-accrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current.

         Allowance for Loan Losses. We maintain an allowance to absorb losses inherent in the loan portfolio. Credit losses are charged and recoveries are credited to the allowance. Provisions for credit losses are credited to the allowance in an amount that we consider necessary to maintain an appropriate allowance given the risk identified in the portfolio. The allowance is based on ongoing monthly assessments of the estimated losses inherent in the loan portfolio. Our monthly evaluation of the adequacy of the allowance is comprised of the following elements.

         Larger commercial and commercial real estate loans and any additional loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, specific allowances are made for individual loans based on our estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us. Commercial and commercial real estate loans are generally charged off to the extent principal and interest due exceeds anticipated cash flow to be collected with primary consideration given to the net realizable value of the collateral.

         Included in the review of individual loans are those that are impaired and we consider all non-accrual and renegotiated loans to be impaired. Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loans' effective interest rates or fair value of the underlying collateral, if the loans are collateral-dependent. We evaluate the collectibility of both principal and interest when assessing the need for loss accrual.

         Loans are graded on a risk-rating system that encompasses ten categories. Collateral protection and the borrower's ability to repay loan obligations define each category. Historic loss rates and observed industry standards are utilized to determine the appropriate reserve allocation percentage for each loan grade.

         Homogenous loans, such as consumer installment or home equity credit, are given a standard risk rating that is adjusted on a delinquency basis. These loans are charged off when they become 120 days past due. Residential mortgage loans are not individually risk-rated, but are identified as a "pool" of loans. Delinquent mortgage loans are segregated and allowance allocations are determined based on the same factors utilized for risk-rated loans. Residential mortgage loans are placed on non-accrual status when they become 90 days past due and are charged off, as necessary, upon foreclosure.

         Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in our judgment, reflect the impact of any current conditions on loss recognition. Factors that we consider in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and our internal loan reviews.

         Allowances for individual loans are reviewed monthly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

         Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the individual assets for book purposes and accelerated methods for tax purposes. Ordinary maintenance and repairs are charged to expense as incurred.

         Real Estate Owned. Real estate acquired in foreclosure or other settlement of loans is initially recorded at the lower of fair market value of the assets received (less estimated selling costs) or the recorded investment in the loan at the date of transfer. Any adjustment to fair market value at the date of transfer is charged against the allowance for loan losses. Subsequent write-downs are charged to operating expense including charges relating to operating, holding, or disposing of the property.

         Intangible Assets. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives no longer are being amortized but will be subject to impairment tests in accordance with the pronouncement. Other intangible assets, primarily core deposits, will continue to be amortized over their estimated useful lives. In 2003, the Company performed the required impairment tests of goodwill and no impairment existed as of the valuation date, as the fair value of the Company's net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

         In the third quarter of 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions. As permitted by the new accounting standard issued on October 1, 2002, we reclassified previously recorded intangible assets associated with branch acquisitions totaling $7.3 million to non-amortizable goodwill. These intangible assets were previously recognized as a component of goodwill subject to amortization. As required by SFAS No. 147, we restated previously reported earnings for the six months ended June 30, 2002 to reflect the non-amortization of goodwill related to our branch acquisitions. For the six months ended June 30, 2002, the impact related to implementation of SFAS No. 147 was an increase in net income of $345,000 and an increase in diluted earnings per share of $0.02 per share.

         The intangible assets from the Investment Counselors, Incorporated ("Investment Counselors") acquisition in 2002 included $2.7 million in goodwill that will not be amortized and $0.5 million of other identifiable intangible assets that will be amortized over their estimated average life of fourteen years. The intangible assets from the Southside acquisition in 2001 included $33.6 million in goodwill that will not be amortized and $11.0 million in core deposit intangible assets that will continue to be amortized over their estimated useful lives. The $2.2 million of goodwill recognized from the Guardian Savings branch acquisition will not be amortized.

         Income Taxes. Income taxes are accounted for under the liability method, in which deferred income taxes are recognized as a result of temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.

         Cash Equivalents. For purposes of the consolidated statements of cash flows, we consider cash and due from banks, federal funds sold and other overnight investments to be cash equivalents.

         Derivative Financial Instruments. We use financial derivatives as part of our overall asset and liability management process and to manage risk related to changes in interest rates. These financial derivatives consist of interest rate swaps.

         Under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we recognize all derivative financial instruments, such as interest rate swap contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated and accounted for as fair value hedges are accounted for in income along with the portion of the changes in fair value of the hedged item that relate to the hedged risk. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. We have entered into interest rate swap contracts for interest rate risk exposure management purposes which are designated and accounted for as fair value hedges. The interest rate swaps hedge certificates of deposit (CDs) and Federal Home Loan Bank borrowings and are matched with the underlying financial instrument as to final maturity, interest payment dates and call features. The interest rate swaps are a pay floating receiving fixed instruments and as such, they convert the fixed rate payment on the CDs and Federal Home Loan Bank borrowings to a floating rate. These interest rate swaps hedge the fair value of the CDs and Federal Home Loan Bank borrowings from changes in interest rates.

         During the years ended December 31, 2003, 2002 and 2001, we recorded the effects of the ineffectiveness of all hedge transactions as part of the income statement line pertaining to the hedged item. The effect of the ineffectiveness was immaterial to our consolidated financial statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

         In January 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity's assets, liabilities and results of operations must consolidate that entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. The Company has determined that the provisions of FIN 46 may require de-consolidation of subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). Prior to the adoption of FIN 46, the Company consolidated the trusts and the balance sheet included the guaranteed beneficial interests in the subordinated debentures of the trusts. At the adoption of FIN 46, the trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the trusts would be disclosed. The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FIN 46. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. The adoption of FIN 46 and related revisions is not expected to have a material impact on the Company's financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 modifies the accounting for certain financial instruments that issuers previously could account for as equity. Under SFAS 150, certain instruments with characteristics of both liabilities and equity must be classified as liabilities in the balance sheets, with the corresponding payment to holders of the instruments recognized as a component of interest expense. The adoption of this standard had no impact on the financial position or results of operations of the Company as the Company's Trust Preferred Securities (referred to as "guaranteed preferred beneficial interests in subordinated debentures") were previously classified as liabilities within the balance sheets and recorded as interest expense within the statements of income.

         Guarantees. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes related to an underlying asset, liability or equity security of the guaranteed party. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified subsequent to December 31, 2002. The requirements of FIN 45 were immaterial to the Company's results of operations, financial position and liquidity. FIN 45 also expands the disclosures to be made by guarantors, effective as of December 31, 2002, to include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligation under the guarantee. Guarantees for standby letters of credit entered into by the Company are disclosed in Note 17.

         Accounting for Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides transition guidance from accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees, to SFAS No. 123's, Accounting for Stock-Based Compensation, which provides for a fair value method of accounting, if a company elects. We have elected to continue to account for stock-based employee compensation under APB Opinion No. 25.

         At December 31, 2003, the Company had various stock-based employee compensation plans, which are described more in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option based employee compensation.

                                                                          Years Ended December 31,
 ================================================================================================================
  (In thousands, except per share data)                           2003              2002              2001
 ----------------------------------------------------------------------------------------------------------------
 Net income, as reported                                      $   22,860       $   21,397        $   13,122
 Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects                473                -                 -
 Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                     (1,460)          (1,012)             (474)
 ----------------------------------------------------------------------------------------------------------------
 Pro forma net income                                         $   21,873       $   20,385        $   12,648
 ================================================================================================================
 Earnings per share:
   Basic - as reported                                        $     1.34       $     1.36        $     1.26
   Basic - pro forma                                                1.28             1.29              1.21
   Diluted - as reported                                            1.32             1.33              1.24
   Diluted - pro forma                                              1.26             1.26              1.19

         The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                        Years Ended December 31,
        =======================================================================================
                                                 2003             2002              2001
        ---------------------------------------------------------------------------------------
        Dividend yield                           2.00%             2.00%            2.00%
        Volatility                              29.20             30.90            31.50
        Risk-free interest rate                  3.49%             4.67%            4.26%
        Expected life                          5 years           5 years          5 years

NOTE 2.  ACQUISITIONS AND DIVESTITURES:

         On November 20, 2003, Allegiant announced that it had entered into an Agreement and Plan of Merger with National City Corporation. Under the Merger Agreement and subject to its terms and conditions, we will be merged with and into National City, with National City being the surviving corporation. In connection with the merger, at the election of the holder, each outstanding share of our common stock will be converted into the right to receive: (1) $27.25 in cash; (2) 0.833 shares of National City common stock; or (3) a combination of the two, subject to reallocation of cash elections if Allegiant shareholders elect to receive more than 49% of the aggregate value of the merger consideration in cash. We currently anticipate the merger will close in late first quarter or early second quarter of 2004.

         On July 11, 2003, we completed the acquisition of a branch office of Heartland Bank, a federal savings association, which reported deposits approximating $20 million at that date. Under the terms of the purchase and assumption agreement, we acquired the Heartland branch facility and assumed its deposit liabilities, net of a deposit premium of 5.05% recorded to the core deposit premium account.

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

NOTE 3. INVESTMENT SECURITIES:

         Debt and equity securities have been classified in the consolidated balance sheets according to management's intent to dispose of the security. The following is a summary of securities available-for-sale and held-to-maturity:

                                      Securities Available-for-Sale                    Securities Held-to-Maturity
                                            December 31, 2003                               December 31, 2003
============================================================================================================================
                                           Gross       Gross                                Gross       Gross
                             Amortized   Unrealized  Unrealized     Fair      Amortized   Unrealized  Unrealized    Fair
(In thousands)                  Cost       Gains       Losses       Value        Cost       Gains       Losses      Value
----------------------------------------------------------------------------------------------------------------------------
U.S. government and
  agency securities          $ 150,200   $     345   $  (2,335)  $ 148,210    $       -   $       -   $       -   $       -
State and municipal
  securities                    20,264         351         (63)     20,552        9,236         183          (1)      9,418
Mortgage-backed
  securities                   153,360         231        (918)    152,673           66           2           -          68
Federal Home Loan Bank
  stock                         19,153           -           -      19,153            -           -           -           -
Other securities                16,419         202         (14)     16,607            -           -           -           -
----------------------------------------------------------------------------------------------------------------------------
    Total                    $ 359,396   $   1,129   $  (3,330)  $ 357,195    $   9,302   $     185   $      (1)  $   9,486
============================================================================================================================

                                      Securities Available-for-Sale                    Securities Held-to-Maturity
                                            December 31, 2002                               December 31, 2002
============================================================================================================================
                                           Gross       Gross                                Gross       Gross
                             Amortized   Unrealized  Unrealized     Fair      Amortized   Unrealized  Unrealized    Fair
(In thousands)                  Cost       Gains       Losses       Value        Cost       Gains       Losses      Value
----------------------------------------------------------------------------------------------------------------------------
U.S. government and
  agency securities          $ 191,225   $   1,653   $    (424)  $ 192,454    $       -   $       -   $       -   $       -
State and municipal
  securities                    22,917         467           -      23,384       16,578         268          (3)     16,843
Mortgage-backed
  securities                   185,647       2,140           -     187,787          455           2           -         457
Federal Home Loan Bank
  stock                         17,734           -           -      17,734            -           -           -           -
Other securities                16,671         210        (191)     16,690            -           -           -           -
----------------------------------------------------------------------------------------------------------------------------
    Total                    $ 434,194   $   4,470   $    (615)  $ 438,049    $  17,033   $     270   $      (3)  $  17,300
============================================================================================================================

         Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2003. Approximately 25.9% of the unrealized loss was comprised of securities in a continuous loss position for twelve months or more which consisted primarily of U.S. government and agency securities with maturities or repricings of less than five years. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

                                                              Securities Available-for-Sale
====================================================================================================================
                                        Less than 12 Months        12 Months or More                Total
--------------------------------------------------------------------------------------------------------------------
                                         Fair      Unrealized      Fair      Unrealized      Fair       Unrealized
(In thousands)                          Value        Losses       Value        Losses        Value        Losses
--------------------------------------------------------------------------------------------------------------------
U. S. government and
  agency securities                   $   99,385  $  (1,507)    $   4,173   $    (828)    $  103,558   $  (2,335)
State and municipal securities             2,716        (63)            -           -          2,716         (63)
Mortgage-backed securities               111,454       (883)        4,697         (35)       116,151        (918)
Other securities                           2,440        (14)            -           -          2,440         (14)
--------------------------------------------------------------------------------------------------------------------
Total                                 $  215,995  $  (2,467)    $   8,870   $    (863)    $  224,865   $  (3,330)
====================================================================================================================

         Proceeds from the sale of securities totaled $327.7 million in 2003 and $207.3 million in 2002. There were gross realized gains and losses on the sale of available-for-sale securities of $5.4 million and $0.1 million, respectively, in 2003. There were gross realized gains and losses on the sale of available-for-sale securities of $5.4 million and $1.1 million, respectively, in 2002.

         Held-to-maturity and available-for-sale securities with a carrying value of $294.4 million and $349.6 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and short-term borrowings.

         The contractual maturities of securities (other than Federal Home Loan Bank stock and other securities with no defined maturity) available-for-sale and securities held-to-maturity at December 31, 2003 were as follows:

                                                                    December 31, 2003
=============================================================================================================
                                                        Securities                      Securities
                                                    Available-for-Sale               Held-to-Maturity
-------------------------------------------------------------------------------------------------------------
                                                Amortized          Fair         Amortized          Fair
(In thousands)                                    Cost            Value           Cost            Value
-------------------------------------------------------------------------------------------------------------
Due in one year or less                        $   19,541      $   19,637      $      721      $      721
Due from one year to five years                   130,010         128,864           3,214           3,293
Due from five years to ten years                   10,543          10,662           3,464           3,537
Due after ten years                                25,334          24,744           1,837           1,867
-------------------------------------------------------------------------------------------------------------
     Subtotal                                     185,428         183,907           9,236           9,418
Mortgage backed securities                        153,360         152,673              66              68
Federal Home Loan Bank stock                       19,153          19,153               -               -
Other securities with no stated maturities          1,455           1,462               -               -
-------------------------------------------------------------------------------------------------------------
     Total                                     $  359,396      $  357,195      $    9,302      $    9,486
=============================================================================================================

NOTE 4.  LOANS:

         The components of loans in the consolidated balance sheets were as follows:

                                                                           December 31,
        ===========================================================================================
        (In thousands)                                                2003              2002
        -------------------------------------------------------------------------------------------
        Commercial                                               $    283,790      $    314,703
        Real estate - construction                                    320,235           277,018
        Real estate - mortgage:
          One- to four-family residential                             327,942           352,136
          Multi-family and commercial                                 833,252           697,430
        Consumer and other                                             75,362            63,231
        Net deferred loan fees, premiums and discounts                 (1,118)           (1,609)
        -------------------------------------------------------------------------------------------
        Total loans                                                 1,839,463         1,702,909
        Allowance for loan losses                                     (19,718)          (19,567)
        -------------------------------------------------------------------------------------------
        Net loans                                                $  1,819,745      $  1,683,342
        ===========================================================================================

         An analysis of the change in the allowance for loan losses follows:

                                                                       December 31,
        ===========================================================================================
        (In thousands)                                      2003           2002          2001
        -------------------------------------------------------------------------------------------
        Balance, beginning of year                      $    19,567    $    18,905   $    11,433
        Acquired subsidiary balance                               -              -         7,494
        Divested subsidiary balance                            (756)             -             -
        Loans charged off                                    (8,916)        (9,109)       (5,748)
        Recoveries                                            1,549          1,172           726
        -------------------------------------------------------------------------------------------
        Net loans charged off                                (7,367)        (7,937)       (5,022)
        Provision for loan losses                             8,274          8,599         5,000
        -------------------------------------------------------------------------------------------
        Balance, end of year                            $    19,718    $    19,567   $    18,905
        ===========================================================================================

         The recorded investment in loans that were considered to be impaired was $15.7 million at December 31, 2003 and $12.9 million at December 31, 2002 (these impaired loans were all classified as non-accrual loans). The related allowance for these impaired loans was $5.9 million at December 31, 2003 and $3.2 million at December 31, 2002. Interest income that would have been recognized for non-accrual loans, if the loans had been current in accordance with their original terms, was $0.8 million in 2003 and $0.7 million in 2002. Cash basis income on non-accrual loans was not significant for 2003 or 2002. Other real estate owned and foreclosed assets were approximately $1.4 million and $0.6 million at December 31, 2003 and 2002, respectively.

         We and our subsidiary bank have entered into transactions with our directors, significant shareholders and affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2003, 2002 and 2001 was $60.8 million, $54.8 million, and $71.1 million, respectively. During 2003, $18.9 million of new loans and $10.8 million of repayments were made on related party loans, and the net reduction due to changes in director status totaled $2.1 million. As of December 31, 2003 and 2002, no related party loans were past due 90 days or more.

NOTE 5.  PREMISES AND EQUIPMENT:

         Components of premises and equipment as of December 31, 2003 and 2002, were as follows:

                                                                   December 31,
        ===================================================================================
        (In thousands)                                         2003             2002
        -----------------------------------------------------------------------------------
        Land                                              $     9,202      $      9,217
        Bank premises                                          34,393            36,487
        Furniture, equipment and automobiles                   16,518            14,791
        -----------------------------------------------------------------------------------
        Total cost                                             60,113            60,495
        Less: accumulated depreciation                        (16,381)          (12,832)
        -----------------------------------------------------------------------------------
        Net book value                                    $    43,732      $     47,663
        ===================================================================================

         Our subsidiary banks lease various banking facilities and equipment under agreements which expire at various dates through September 2017. Future minimum lease payments required under operating leases which have initial or remaining non-cancelable terms in excess of one year as of December 31, 2003, were as follows:

                                    Years Ended December 31,
                          ============================================
                                                          Minimum
                          (In thousands)                   Rental
                          --------------------------------------------
                          2004                          $    1,271
                          2005                               1,109
                          2006                               1,002
                          2007                                 808
                          2008                                 434
                          2009 and later                     1,937
                          --------------------------------------------
                          Total                         $    6,561
                          ============================================

         Rental expense for all operating leases was $1.4 million in 2003, $1.0 million in 2002 and $0.7 million in 2001.

NOTE 6.  INTANGIBLE ASSETS:

         The following summarizes the components of our intangible assets:

                                                                December 31,
        ==============================================================================
         (In thousands)                                     2003              2002
        ------------------------------------------------------------------------------
        Goodwill                                     $    46,029       $    47,884
        ==============================================================================
        Core deposit premium and other:
          Total assigned                             $    11,191       $    11,448
          Accumulated amortization                        (2,357)           (1,316)
        ------------------------------------------------------------------------------
          Carrying amount                            $     8,834       $    10,132
        ==============================================================================

         The following summarizes the activity of our intangible assets during the past three years:

                                                                      December 31,
================================================================================================================================
                                        2003                              2002                               2001
--------------------------------------------------------------------------------------------------------------------------------
                                        Core                              Core                               Core
                                       Deposit                           Deposit                           Deposit
                                       Premium                           Premium                           Premium
                           Goodwill   and Other    Total     Goodwill   and Other    Total     Goodwill   and Other     Total
--------------------------------------------------------------------------------------------------------------------------------
Beginning balance         $ 47,884    $ 10,132   $ 58,016   $ 45,671    $ 10,740   $ 56,411    $ 10,831   $      -    $ 10,831
 Acquisition of
  Southside                      -           -          -       (789)          -       (789)     33,557     10,973      44,530
 Acquisition of
  Guardian                       -           -          -        312           -        312       2,232          -       2,232
 Acquisition of
  Investment Counselors         83           -         83      2,690         475      3,165           -          -           -
 Acquisition of
  Heartland branch               -       1,400      1,400          -           -          -           -          -           -
 Divested subsidiary
  balance                   (1,938)     (1,657)    (3,595)         -           -          -           -          -           -
 Amortization                    -      (1,041)    (1,041)         -      (1,083)    (1,083)       (949)      (233)     (1,182)
--------------------------------------------------------------------------------------------------------------------------------
Ending balance            $ 46,029    $  8,834   $ 54,863   $ 47,884    $ 10,132   $ 58,016    $ 45,671   $ 10,740    $ 56,411
================================================================================================================================

         Amortization of core deposit premiums and other identifiable intangibles included as an operating expense totaled $1.0 million, $1.1 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. We estimate that the aggregate amortization expense of our intangible assets over the next five years will be $1.0 million annually. The weighted average remaining amortization period of the intangibles is approximately eight years. Net income and earnings per share adjusted to exclude goodwill amortization is summarized as follows:

                                                                    Years Ended December 31,
        ================================================================================================
        (In thousands, except per share data)                 2003            2002            2001
        ------------------------------------------------------------------------------------------------
        NET INCOME:
          Reported                                       $    22,860     $    21,397     $    13,122
          Add back: after-tax goodwill
            amortization                                           -               -             949
        ------------------------------------------------------------------------------------------------
        Adjusted                                         $    22,860     $    21,397     $    14,071
        ================================================================================================
        BASIC NET INCOME PER COMMON SHARE:
          Reported                                       $      1.34     $      1.36     $      1.26
          Add back: goodwill amortization
            per share                                              -               -            0.09
        ------------------------------------------------------------------------------------------------
        Adjusted                                         $      1.34     $      1.36     $      1.35
        ================================================================================================
        DILUTED NET INCOME PER COMMON SHARE:
          Reported                                       $      1.32     $      1.33     $      1.24
          Add back: goodwill amortization
            per share                                              -               -            0.09
        ------------------------------------------------------------------------------------------------
        Adjusted                                         $      1.32     $      1.33     $      1.33
        ================================================================================================

NOTE 7.  DEPOSITS:

         Deposits consisted of the following:

                                                                         December 31,
        =========================================================================================
         (In thousands)                                             2003              2002
        -----------------------------------------------------------------------------------------
        Non-interest bearing                                   $     193,450    $     215,529
        Interest bearing demand                                      136,265          132,883
        Money market accounts                                        271,663          275,378
        Savings                                                      207,270          228,397
        Time and IRA certificates under $100,000                     624,291          653,515
        -----------------------------------------------------------------------------------------
          Total core deposits                                      1,432,939        1,505,702
        Time and IRA certificates over $100,000                      180,431          202,086
        Brokered deposits over $100,000                               95,186           60,244
        -----------------------------------------------------------------------------------------
          Total deposits                                       $   1,708,556    $   1,768,032
        =========================================================================================


         AMOUNTS AND SCHEDULED MATURITIES OF TIME DEPOSITS

                                                                 December 31,
        =========================================================================
        (In thousands)                                               2003
        -------------------------------------------------------------------------
        2004                                                    $    583,153
        2005                                                         167,380
        2006                                                          62,464
        2007                                                          62,247
        2008                                                          24,352
        2009 and later                                                   312
        -------------------------------------------------------------------------
                 Total                                          $    899,908
        =========================================================================

NOTE 8.  INCOME TAXES:

         Our results include income tax expense (benefit) as follows:

                                                             December 31,
        ===================================================================================
         (In thousands)                           2003            2002           2001
        -----------------------------------------------------------------------------------
        Current:
          Federal                             $    3,219      $    7,256      $    9,026
          State and local                          1,258             680             730
        Deferred                                   6,073           2,616          (2,203)
        -----------------------------------------------------------------------------------
          Total                               $   10,550      $   10,552      $    7,553
        ===================================================================================

         The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are presented below:

                                                                   December 31,
        ===================================================================================
        (In thousands)                                         2003             2002
        -----------------------------------------------------------------------------------
        DEFERRED TAX ASSETS:
          Allowance for loan losses                       $     7,394       $     7,460
          Net unrealized loss on available
            for sale securities                                   769                 -
          Other                                                 2,098             2,012
        -----------------------------------------------------------------------------------
        Total deferred tax assets                              10,261             9,472
        -----------------------------------------------------------------------------------
        DEFERRED TAX LIABILITIES:
          Fixed assets                                         (3,928)             (939)
          Net unrealized gain on available
            for sale securities                                     -            (1,321)
          Other                                                (3,355)             (251)
        -----------------------------------------------------------------------------------
        Total deferred tax liabilities                         (7,283)           (2,511)
        -----------------------------------------------------------------------------------
        Net deferred tax assets                           $     2,978       $     6,961
        ===================================================================================

         A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. We have not established a valuation allowance as of December 31, 2003 or 2002, based on the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

         Income tax expense as reported differs from the amounts computed by applying the statutory federal income tax rate to pretax income as follows:

                                                         Years Ended December 31,
        ===================================================================================
        (In thousands)                              2003           2002           2001
        -----------------------------------------------------------------------------------
        Computed expected tax expense            $    11,693    $    10,863    $     7,029
        Tax-exempt income                               (706)          (661)          (275)
        State and local income taxed,
          net of federal tax benefits                    818            717            482
        Amortization of intangibles                       10             45            202
        Bank-owned life insurance                       (640)          (649)          (402)
        Other, net                                      (625)           237            517
        -----------------------------------------------------------------------------------
        Total income tax expense                 $    10,550    $    10,552    $     7,553
        ===================================================================================

NOTE 9.  SHORT-TERM BORROWINGS:

         Short-term borrowings were as follows at year-end:

                                                                         December 31,
        =======================================================================================
        (In thousands)                                               2003            2002
        ---------------------------------------------------------------------------------------
        Securities sold under agreements to repurchase           $    61,897     $    37,312
        Federal funds purchased                                       80,000          22,570
        Other short-term borrowings                                   32,000          35,000
        ---------------------------------------------------------------------------------------
        Total short-term borrowings                              $   173,897     $    94,882
        =======================================================================================

         At December 31, 2003, the weighted average interest rates for securities sold under agreements to repurchase, federal funds purchased and other short-term borrowings were 0.8%, 1.1% and 2.9%, respectively.

         Under the terms of the $32.0 million note payable to banks (other short-term borrowings), we and/or our subsidiaries are required to maintain certain financial ratios and are limited with respect to cash dividends, capital expenditures and the incurrence of additional indebtedness without prior approval. Principal payments of $750,000 are due January, April and July 2004, and the balance outstanding is due in September 26, 2004. At December 31, 2003, the Company met all financial covenants under the note agreement.

NOTE 10.  FEDERAL HOME LOAN BANK ADVANCES:

         Federal Home Loan Bank (FHLB) advances consisted of the following at year-end:

                                                                                       December 31,
        =======================================================================================================
        (In thousands)                                                             2003              2002
        -------------------------------------------------------------------------------------------------------
        Notes payable to FHLB, interest payable monthly at rates varying from 1.15% to 6.24%, principal balance due at maturity ranging from March 21, 2005 to December 29, 2010, secured by stock in
          FHLB and certain loans                                              $    250,878     $    152,500
        Notes payable to FHLB, amortized principal and interest payable monthly at rates varying from 5.37% to 6.95%, maturity ranging from December 31, 2019 to August 28, 2023, secured by stock in
          FHLB and certain loans                                                     1,738           14,840
        -------------------------------------------------------------------------------------------------------
        Total long-term advances                                                   252,616          167,340
        Short-term advances                                                         55,000          137,513
        -------------------------------------------------------------------------------------------------------
            Total FHLB advances                                               $    307,616     $    304,853
        =======================================================================================================

         As collateral for the Federal Home Loan Bank advances, Allegiant Bank has entered into a blanket agreement that pledges first mortgage loans, commercial real estate loans and specific investment securities with advance rates of 74%, 57% and 95%, respectively, of the collateral. At December 31, 2003 we had approximately $98.7 million of additional availability under FHLB facility.

         A summary of annual principal reductions of Federal Home Loan Bank advances as of December 31, 2003 was as follows:

                          =====================================================
                                                                   Annual
                                                                  Principal
                          Year (in thousands)                    Reductions
                          -----------------------------------------------------
                          2004                                  $    55,000
                          2005                                      110,392
                          2006                                          439
                          2007                                          685
                          2008                                       80,145
                          2009 and later                             60,955
                          -----------------------------------------------------
                          Total                                 $   307,616
                          =====================================================

NOTE 11.  CAPITAL SECURITIES OF SUBSIDIARY TRUSTS:

         During 2001, we formed Allegiant Capital Trust II, a statutory business trust. We purchased all the common securities of Allegiant Capital Trust II for $1.3 million. Allegiant Capital Trust II sold 1,600,000 preferred securities, having a liquidation value of $25 per security, for $40.0 million. The sole assets of Allegiant Capital Trust II are our subordinated debentures totaling $41.3 million which are due September 30, 2031. The distributions payable on the preferred securities are fixed at 9.00%. All accounts of Allegiant Capital Trust II are included in our consolidated financial statements. The preferred securities are titled "Guaranteed preferred beneficial interests in subordinated debentures" for financial reporting purposes. The preferred securities are traded on the Nasdaq National Market under the symbol ALLEP. Cash distributions on the securities are made to the extent interest on the debentures is received by Allegiant Capital Trust II. The securities are redeemable in whole at any time on or after September 30, 2006, or earlier in the event of certain changes or amendments to regulatory requirements or federal tax rules.

         During 1999, we formed Allegiant Capital Trust I, a statutory business trust. We purchased all the common securities of Allegiant Capital Trust I for $672,080. Allegiant Capital Trust I sold 1,725,000 preferred securities, having a liquidation value of $10 per security, for $17.3 million. The sole assets of Allegiant Capital Trust I are our subordinated debentures totaling $17.9 million which are due August 2, 2029. The distributions payable on the preferred securities are fixed at 9.875%. All accounts of Allegiant Capital Trust I are included in our consolidated financial statements. The preferred securities are titled "Guaranteed preferred beneficial interests in subordinated debentures" for financial reporting purposes. The preferred securities are traded on the American Stock Exchange under the symbol ACT.Pr. Cash distributions on the securities are made to the extent interest on the debentures is received by Allegiant Capital Trust I. The securities are redeemable in whole at any time on or after August 2, 2004, or earlier in the event of certain changes or amendments to regulatory requirements or federal tax rules.

         The Company fully guarantees the obligations of Allegiant Capital Trust I and Allegiant Capital Trust II. The Company plans to de-consolidate Capital Trust I and II in accordance with FIN 46 and related revised interpretations in the first quarter of 2004. The adoption of FIN 46 is not expected to have a material effect on the Company's financial condition or results of operations of the Company.

NOTE 12.  COMMON STOCK AND EARNINGS PER SHARE:

         Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share give effect to all dilutive potential common shares that were outstanding during the year. The components of basic and diluted earnings per share were as follows:

                                                                             Years Ended December 31,
        ============================================================================================================
        (In thousands, except share and per share data)               2003              2002             2001
        ------------------------------------------------------------------------------------------------------------
        Net income                                              $       22,860    $       21,397    $       13,122
        ============================================================================================================
        Denominator:
          Weighted average shares outstanding                       17,045,432        15,767,619        10,447,845
        Effect of dilutive securities:
          Stock options                                                250,483           350,428           145,747
        ------------------------------------------------------------------------------------------------------------
        Denominator for diluted earnings per share-
          adjusted weighted average shares                          17,295,915        16,118,047        10,593,592
        ============================================================================================================
        Basic earnings per share                                $         1.34    $         1.36    $         1.26
        Diluted earnings per share                                        1.32              1.33              1.24
        Cash dividends declared per share                                 0.34              0.26              0.24

NOTE 13. OTHER COMPREHENSIVE INCOME:

         Provided below is a summary of other comprehensive income (loss) components and related income tax effects:

                                                                          Year Ended December 31, 2003
        ==========================================================================================================
                                                                 Before Tax       Tax Expense       Net of Tax
        (In thousands)                                             Amount          (Benefit)          Amount
        ----------------------------------------------------------------------------------------------------------
        Unrealized loss on available-for-sale securities        $   (11,385)     $    (3,929)      $    (7,456)
        Less: reclassification adjustment for gains
          realized in net income                                      5,329            1,839             3,490
        ----------------------------------------------------------------------------------------------------------
        Net unrealized losses                                        (6,056)          (2,090)           (3,966)
        ----------------------------------------------------------------------------------------------------------
        Other comprehensive loss                                $    (6,056)     $    (2,090)      $    (3,966)
        ==========================================================================================================
                                                                          Year Ended December 31, 2002
        ==========================================================================================================
                                                                 Before Tax          Tax            Net of Tax
        (In thousands)                                             Amount          Expense            Amount
        ----------------------------------------------------------------------------------------------------------
        Unrealized gains on available-for-sale securities       $     9,010      $     3,153       $     5,857
        Less: reclassification adjustment for gains
          realized in net income                                      4,272            1,495             2,777
        ----------------------------------------------------------------------------------------------------------
        Net unrealized gains                                          4,738            1,658             3,080
        ----------------------------------------------------------------------------------------------------------
        Other comprehensive income                              $     4,738      $     1,658       $     3,080
        ==========================================================================================================
                                                                          Year Ended December 31, 2001
        ==========================================================================================================
                                                                 Before Tax       Tax Expense       Net of Tax
        (In thousands)                                             Amount          (Benefit)          Amount
        ----------------------------------------------------------------------------------------------------------
        Unrealized gains on available-for-sale securities       $       778      $       272       $       506
        Less: reclassification adjustment for gains
          realized in net income                                      2,725              954             1,771
        ----------------------------------------------------------------------------------------------------------
        Net unrealized losses                                        (1,947)            (682)           (1,265)
        ----------------------------------------------------------------------------------------------------------
        Other comprehensive loss                                $    (1,947)     $      (682)      $    (1,265)
        ==========================================================================================================


NOTE 14.  EMPLOYEE BENEFITS:

         We have a defined contribution plan in effect for substantially all full-time employees. Salaries and employee benefits expense included $802,000 in 2003, $419,000 in 2002 and $346,000 in 2001 for the plans.
Contributions under the defined contribution plan are made at the discretion of our management and Board of Directors.

NOTE 15.  STOCK COMPENSATION PLANS:

         We offer various stock compensation plans to our directors and certain of our key employees. Options are granted, by action of our Board of Directors, to acquire stock at no less than 100% of fair market value at the date of the grant, for a term of up to ten years. Under terms of the merger agreement with National City, all unvested options will vest upon completion of the merger.

         At December 31, 2003, approximately 1,156,812 shares remained available for option grants under these programs. The following tables summarize option activity over the past three years and the current options outstanding and exercisable:

                                                                Years Ended December 31,
====================================================================================================================
                                               2003                       2002                      2001
--------------------------------------------------------------------------------------------------------------------
                                                    Weighted                   Weighted                   Weighted
                                                     Average                   Average                    Average
                                                     Option                     Option                     Option
                                        Shares        Price        Shares       Price        Shares        Price
--------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year            877,711  $  12.21        1,199,202  $   9.53         860,977   $  10.65
  Granted                                 362,549     18.52          261,533     15.23         839,969       6.42
  Exercised                              (228,281)    13.07         (570,620)     7.89        (467,543)      5.87
  Canceled                                (27,490)    15.51          (12,404)    11.87         (34,201)     10.87
--------------------------------------------------              -------------             -------------
Outstanding, end of year                  984,489     14.25          877,711     12.21       1,199,202       9.53
==================================================              =============             =============
Weighted average fair value
  of options granted during
  the year                                         $   4.74                   $   4.13                   $   5.86
                                                   =========                  =========                  =========


                                           Options Outstanding                          Options Exercisable
===================================================================================================================
                               Number             Weighted          Weighted          Number           Weighted
                           Outstanding at         Average           Average       Exercisable at       Average
        Range of            December 31,         Remaining          Exercise       December 31,        Exercise
     Exercise Price             2003          Contractual Life       Price             2003             Price
-------------------------------------------------------------------------------------------------------------------
    $3.91 - $10.75             185,099            2.1 years        $    8.25          152,159         $    7.90
    11.00 -  14.84             370,352            4.1 years            12.36          271,755             12.18
    15.07 -  21.69             429,038            7.4 years            18.46          270,658             18.70
--------------------------------------------                                     ------------------
     3.91 -  21.69             984,489            5.2 years        $   14.25          694,572         $   13.78

         We have a directors stock purchase plan whereby our outside directors may elect to use their directors' fees to purchase shares of our common stock at market value. In 2003, 18,372 shares were purchased at an average price of $20.62. In 2002, 25,651 shares were purchased at an average price of $17.46 and in 2001, 17,922 shares were purchased at an average price of $12.37.

         In 2002, the Company granted 109,000 shares of restricted common stock to certain executives of the Company. The shares vest over a ten-year period; provided, however, that all unvested options will vest upon completion of the merger with National City. Salaries and employee benefits expense included $728,000 in 2003 for restricted stock plans.

NOTE 16.  CONTINGENCIES AND CONCENTRATIONS OF CREDIT:

         Various claims and lawsuits are pending against us, Allegiant Bank or our subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on our consolidated financial condition or results of operation.

         Substantially all of our loans, commitments and commercial and standby letters of credit have been granted to customers that are customers of our subsidiary bank in our market area and we are thereby subject to this significant concentration of credit risk. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. Investments in state and municipal securities also involve governmental entities within our market area.

NOTE 17.  FINANCIAL INSTRUMENTS:

         We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of our involvement in particular classes of financial instruments.

         Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

         A summary of the notional amounts of our financial instruments with off-balance sheet risk at December 31, 2003 and 2002 follows:

                                                        December 31,
        ========================================================================
         (In thousands)                             2003              2002
        ------------------------------------------------------------------------
        Commitments to extend credit           $    406,575     $    315,452
        Standby letters of credit                    17,951           14,206

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counterparties. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and real estate.

         Standby letters of credit are conditional commitments issued by our banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contractual obligations of our customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present creditworthiness of such counterparties. We believe such commitments have been made on terms which are competitive in the markets in which we operate; however, no premium or discount is offered thereon and accordingly, we have assigned a fair value of such instruments which equals carrying value for the purposes of this disclosure. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $18.0 million at December 31, 2003.

         We use derivative financial instruments as part of our overall interest rate risk management process. These derivative instruments involve, to varying degrees, interest rate risk in excess of the amount recognized on the balance sheet but less than the notional amount of the contract. For interest rate swaps, only periodic cash payments are exchanged. Therefore, cash requirements and exposure to credit risk are substantially less than the notional value. We manage these risks and seek to minimize these risks as part of our asset and liability management process.

         We have entered into interest rate swap agreements for interest rate risk exposure management purposes. The interest rate swap agreements utilized effectively modify our exposure to interest risk by converting a portion of our fixed rate certificates of deposit and fixed-rate Federal Home Loan Bank borrowings to a floating-rate based on LIBOR or the Prime Rate. The notional amount of the swaps as of December 31, 2003 was $132.0 million and they are scheduled to mature as these deposits and advances mature. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The rate of the fixed-rate interest payments that we receive on the $132.0 million of interest rate swaps ranges from 2.23% to 6.74% and have variable maturity dates through December 2007.

         The carrying amount and estimated fair values of our financial instruments were as follows:

                                                            December 31, 2003              December 31, 2002
        ============================================================================================================
                                                         Carrying         Fair          Carrying          Fair
        (In thousands)                                    Amount          Value          Amount          Value
        ------------------------------------------------------------------------------------------------------------
        FINANCIAL ASSETS:
          Cash and due from banks, federal
           funds sold and other overnight
           investments                                $     65,776    $     65,776   $     47,131    $     47,131
          Securities available-for-sale                    357,195         357,195        438,049         438,049
          Securities held-to-maturity                        9,302           9,486         17,033          17,300
          Loans held for sale                                8,825           8,858         40,666          40,942
          Loans, net of allowance                        1,819,745       1,830,375      1,683,342       1,701,114
        FINANCIAL LIABILITIES:
          Deposits                                    $  1,708,556    $  1,700,124   $  1,768,032    $  1,784,202
          Short-term borrowings                            173,897         173,897         94,882          94,882
          Federal Home Loan Bank advances                  307,616         318,539        304,853         323,533
          Guaranteed preferred beneficial
           interests in subordinated debentures             57,250          62,383         57,250          60,675
        DERIVATIVES:
          Fixed to floating interest rate swaps       $        662    $        662   $      1,703    $      1,703

         We used the following methods and assumptions in estimating fair values of financial instruments as disclosed herein:

         Cash and Short-Term Instruments: The carrying amounts of cash and due from banks and federal funds sold approximate their fair value.

         Securities: Fair values for held-to-maturity and available-for-sale securities are based on quoted market prices or dealer quotes, where available. If quoted market prices are not available for a specific security, fair values are based on quoted market prices of comparable instruments.

         Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses and applying interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values for nonperforming loans are estimated using assumptions regarding current assessments of collectibility and historical loss experience.

         Deposits: The fair values disclosed for deposits generally payable on demand, such as non interest-bearing checking accounts, savings accounts, NOW accounts and market rate deposit accounts, are by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable-rate, fixed-term market rate deposit accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar remaining maturities to a schedule of aggregated monthly maturities on time deposits.

         Short-Term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values at the reporting date.

         Long-Term Debt: The fair values of our Federal Home Loan Bank advances and guaranteed preferred beneficial interests in subordinated debentures are based on quoted market prices for similar issues or estimates using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of debt instruments.

         Derivative Financial Instruments: The fair values of these instruments are based on quoted market prices or dealer quotes.

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 18.  REGULATORY MATTERS:

         We and our subsidiary bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can result in mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct, material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and our subsidiary bank must meet specific capital guidelines that involve quantitative measures of our and the bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. We and our subsidiary bank's capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulators to ensure capital adequacy require us and our subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2003, we met all applicable capital adequacy requirements.

         As of December 31, 2003, our subsidiary bank was categorized as well capitalized under the regulatory framework as of the most recent notification from the regulatory agencies.

         The actual and required capital amounts and ratios as of December 31, 2003 and 2002, for the Company and our subsidiary banks are listed in the following table:

=======================================================================================================================
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                             For Capital          Prompt Corrective
                                                      Actual              Adequacy Purposes       Actions Provisions
-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                          Amount       Ratio       Amount       Ratio       Amount       Ratio
-----------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2003:
Total Capital (to Risk-Weighted Assets)
    Allegiant Bancorp, Inc.                   $  221,571     10.98%    $  160,648      8.00%    $      N/A       N/A
    Allegiant Bank                               241,597     12.03        159,621      8.00        199,527     10.00%
Tier 1 Capital (to Risk-Weighted Assets)
    Allegiant Bancorp, Inc.                      201,853     10.00         80,324      4.00        120,486      6.00
    Allegiant Bank                               221,879     11.05         79,811      4.00        119,716      6.00
Tier 1 Capital (to Average Assets)
    Allegiant Bancorp, Inc.                      201,853      8.47         95,330      4.00        119,163      5.00
    Allegiant Bank                               221,879      9.37         94,671      4.00        118,338      5.00
AS OF DECEMBER 31, 2002:
Total Capital (to Risk-Weighted Assets)
    Allegiant Bancorp, Inc.                   $  182,474      9.97%    $  146,358      8.00%    $      N/A       N/A
    Allegiant Bank                               185,910     10.63        139,922      8.00        174,903     10.00%
    Bank of Ste. Genevieve                        15,097     23.97          5,038      8.00          6,298     10.00
Tier 1 Capital (to Risk-Weighted Assets)
    Allegiant Bancorp, Inc.                      160,159      8.75         73,179      4.00            N/A       N/A
    Allegiant Bank                               167,132      9.56         69,961      4.00        104,942      6.00
    Bank of Ste. Genevieve                        14,310     22.72          2,519      4.00          3,779      6.00
Tier 1 Capital (to Average Assets)
    Allegiant Bancorp, Inc.                      160,159      7.07         90,611      4.00            N/A       N/A
    Allegiant Bank                               167,132      7.78         85,933      4.00        107,416      5.00
    Bank of Ste. Genevieve                        14,310     13.42          4,265      4.00          5,331      5.00

NOTE 19.  RESTRICTIONS ON CASH AND DUE FROM BANKS:

         At December 31, 2003, $20.2 million in cash and due from bank balances were maintained in accordance with the guidelines set forth by the Federal Reserve Bank to maintain certain average reserve balances.

NOTE 20.  NON-INTEREST INCOME AND EXPENSE:

         A summary of the components of other non-interest income and other non-interest expense exceeding 1% of revenues in each of the years presented is as follows:

                                                               Years Ended December 31,
        ==============================================================================================
        (In thousands)                                  2003             2002              2001
        ----------------------------------------------------------------------------------------------
        Non-interest income:
          Mortgage banking revenue                 $     5,410       $     4,595      $     3,552
          Bank-owned life insurance                      1,829             1,908            1,182
        Non-interest expense:
          Occupancy                                      4,362             3,862            2,361
          Furniture and equipment                        3,398             3,338            2,113
          Amortization of intangibles                    1,041             1,083            1,182
          Other real estate owned expense                2,489             1,236              161

NOTE 21. PARENT COMPANY CONDENSED FINANCIAL INFORMATION:

         Following are our condensed financial statements (parent company only) as of the dates and for the periods indicated:

         BALANCE SHEETS

                                                                         December 31,
        =========================================================================================
        (In thousands)                                              2003              2002
        -----------------------------------------------------------------------------------------
        ASSETS:
        Cash and cash equivalents                              $      3,684     $      1,035
        Investment securities                                           462            1,743
        Loans and lease financing receivables                            49               49
        Advances to subsidiaries                                        300                -
        Investment in subsidiaries                                  278,766          244,566
        Other assets                                                  8,627           15,648
        -----------------------------------------------------------------------------------------
          Total assets                                         $    291,888     $    263,041
        =========================================================================================
        LIABILITIES AND SHAREHOLDERS' EQUITY:
        Short-term borrowings                                  $     32,000     $     35,000
        Other liabilities                                             2,106            1,577
        Balances due to non-bank subsidiaries                        59,222           59,222
        -----------------------------------------------------------------------------------------
          Total liabilities                                          93,328           95,799
          Total shareholders' equity                                198,560          167,242
        -----------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity         $    291,888     $    263,041
        =========================================================================================

         STATEMENTS OF INCOME

                                                                Years Ended December 31,
        =========================================================================================
        (In thousands)                                      2003          2002          2001
        -----------------------------------------------------------------------------------------
        INCOME:
        Management and service fees
          from subsidiaries                             $     1,216   $     1,205   $     3,847
        Dividends from subsidiaries                           3,788         2,000         1,000
        Interest income from advances
          to subsidiaries                                         3             -             -
        Other operating income                                  676         1,057           886
        -----------------------------------------------------------------------------------------
            Total income                                      5,683         4,262         5,733
        -----------------------------------------------------------------------------------------
        EXPENSES:
        Interest on long-term debt                            5,487         5,487         2,730
        Salaries and employee benefits                        1,785           960         1,013
        Other operating expenses                              3,613         2,873         1,700
        -----------------------------------------------------------------------------------------
            Total expenses                                   10,885         9,320         5,443
        -----------------------------------------------------------------------------------------
        Income (loss) before income tax
          benefit and equity in undistributed
          income of subsidiaries                             (5,202)       (5,058)          290
        Income tax benefit                                    3,146         3,057           209
        -----------------------------------------------------------------------------------------
        Income (loss) before equity in
          undistributed income of subsidiaries               (2,056)       (2,001)          499
        Equity in undistributed income
          of subsidiaries                                    24,916        23,398        12,623
        -----------------------------------------------------------------------------------------
            Net income                                  $    22,860   $    21,397   $    13,122
        =========================================================================================

         STATEMENTS OF CASH FLOWS

                                                                 Years Ended December 31,
        ===========================================================================================
        (In thousands)                                       2003          2002          2001
        -------------------------------------------------------------------------------------------
        OPERATING ACTIVITIES:
        Net income                                       $    22,860   $    21,397   $    13,122
        Adjustment to reconcile net income to
          net cash provided by (used in) operating
          activities:
            Net income of subsidiaries                       (28,704)      (25,398)      (13,623)
            Dividends from subsidiaries                        3,788         2,000         1,000
            Net realized gains on securities
              available-for-sale                                (153)         (343)         (343)
            Other, net                                         5,484          (656)       (6,156)
        -------------------------------------------------------------------------------------------
                Cash provided by (used in)
                  operating activities                         3,275        (3,000)       (6,000)
        -------------------------------------------------------------------------------------------
        INVESTING ACTIVITIES:
        Net cash paid in acquisition of Southside
          Bancshares Corp.                                         -             -       (58,846)
        Contributions of capital to subsidiaries             (30,400)         (100)         (874)
        Proceeds from sales of securities
          available-for-sale                                   1,978         2,118         2,550
        Purchase of investment securities
          available-for-sale                                    (370)       (1,528)       (3,545)
        Additions to premises and equipment, net                   -             -           929
        Other, net                                                 -             -         1,335
        -------------------------------------------------------------------------------------------
                Cash (used in) provided by
                  investing activities                       (28,792)          490       (58,451)
        -------------------------------------------------------------------------------------------
        FINANCING ACTIVITIES:
        Payment of dividends                                  (4,821)       (4,006)       (2,094)
        Proceeds from issuance of common stock                35,987         5,541         3,685
        Net increase (decrease) in short-term
          borrowings                                          (3,000)       (3,000)       25,350
        Proceeds from issuance of guaranteed
          preferred beneficial interests in
          subordinated debentures                                  -             -        40,000
        -------------------------------------------------------------------------------------------
                Cash provided by (used in)
                  financing activities                        28,166        (1,465)       66,941
        -------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and
          cash equivalents                                     2,649        (3,975)        2,490
        Cash and cash equivalents,
          beginning of year                                    1,035         5,010         2,520
        -------------------------------------------------------------------------------------------
        Cash and cash equivalents, end of year           $     3,684   $     1,035   $     5,010
        ===========================================================================================

NOTE 22. RESTRICTIONS ON SUBSIDIARY DIVIDENDS:

         Dividends from our subsidiary bank are the principal source of funds for payment of dividends by us to our shareholders. The payment of dividends by our subsidiary bank is subject to regulation by the Federal Deposit Insurance Corporation and the Missouri Division of Finance. These payments are not restricted as to the amount of dividends that can be paid, other than what prudent and sound banking principles permit and what must be retained to meet minimum legal capital requirements. Accordingly, approximately $85.6 million at December 31, 2003, in addition to net income in 2004, could be paid without prior regulatory approval.

         Extensions of credit by subsidiaries to us are permitted by regulatory authorities but are limited in amount and subject to collateral requirement. At December 31, 2003, approximately $18.8 million would have been available under Federal Reserve guidelines.

NOTE 23. SUPPLEMENTAL DISCLOSURE FOR THE CONSOLIDATED STATEMENT OF CASH FLOWS:

         Supplemental disclosures of non-cash investing and financing activities and additional disclosures, including details of cash and cash equivalents from acquisitions accounted for as purchases and dispositions of branches, were as follows:

                                                                Years Ended December 31,
        ============================================================================================
        (In thousands)                                     2003           2002            2001
        --------------------------------------------------------------------------------------------
        Fair value of assets purchased                $     1,419     $     3,360    $   811,684
        Liabilities assumed                                20,679              85        808,313
        Issuance of common stock                                -           3,162         47,736
        --------------------------------------------------------------------------------------------
        Net cash (paid) received from
          acquisitions                                     19,260            (113)        44,365
        Cash and cash equivalents acquired                      -               -         56,572
        --------------------------------------------------------------------------------------------
            Total                                     $    19,260     $      (113)   $   100,937
        ============================================================================================
        Cash paid during the year for:
          Interest on deposits and borrowings         $    50,510     $    61,897    $    54,547
          Income taxes                                      9,127           9,200         11,347
        Non-cash transactions:
          Common stock of divested
            subsidiary exchanged for common
            stock of Allegiant                        $    17,900     $         -    $         -
          Transfers to other real estate owned
            in settlement of loans                          2,373           1,227          1,444
          Conversion of directors' fees
            to common stock                                   379             387            222

NOTE 24. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following is a summary of quarterly operating results for the years ended December 31, 2003 and 2002:

                                                                         2003
        ===================================================================================================
        (In thousands, except                    First          Second           Third         Fourth
          per share data)                       Quarter        Quarter          Quarter        Quarter
        ---------------------------------------------------------------------------------------------------
        Interest income                      $    29,841     $    29,499     $    29,407    $    29,334
        Interest expense                          13,501          12,575          11,990         11,767
        ---------------------------------------------------------------------------------------------------
        Net interest income                       16,340          16,924          17,417         17,567
        Provision for loan losses                  1,660           1,675           2,355          2,584
        Other income                               7,022           6,655           6,632          6,592
        Other expenses                            13,486          12,994          12,610         14,375
        Income taxes                               2,663           2,831           2,844          2,212
        ---------------------------------------------------------------------------------------------------
          Net income                         $     5,553     $     6,079     $     6,240    $     4,988
        ===================================================================================================
        Earnings per share:
          Basic                              $      0.34     $      0.36     $      0.36    $      0.28
          Diluted                                   0.34            0.35            0.35           0.28


                                                                         2002
        ===================================================================================================
        (In thousands, except                    First          Second           Third         Fourth
          per share data)                       Quarter        Quarter          Quarter        Quarter
        ---------------------------------------------------------------------------------------------------
        Interest income                      $    30,234     $    30,875     $    31,457    $    30,639
        Interest expense                          15,132          14,571          14,321         14,283
        ---------------------------------------------------------------------------------------------------
        Net interest income                       15,102          16,304          17,136         16,356
        Provision for loan losses                  1,500           2,000           2,010          3,089
        Other income                               4,062           5,963           5,183          8,113
        Other expenses                            10,693          11,885          12,043         13,050
        Income taxes                               2,023           2,984           2,933          2,612
        ---------------------------------------------------------------------------------------------------
          Net income                         $     4,948     $     5,398     $     5,333    $     5,718
        ===================================================================================================
        Earnings per share:
          Basic                              $      0.33     $      0.34     $      0.33    $      0.36
          Diluted                                   0.32            0.33            0.33           0.35

                                  APPENDIX

A Total Return Performance graph appears on page 19. The information presented in the graph is represented in a tabular format immediately following the graph.